Form 10-Q
period 2018-06-30
CBM BANCORP, INC.
filed 2018-09-20
CIK 1742089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

333-225353

(Commission File No.)

CBM BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	83-1095537
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2001 East Joppa Road, Baltimore, Maryland	21234
(Address of Principal Executive Offices)	(Zip Code)

410-665-7600

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of September 20, 2018, there were no shares issued and outstanding of the registrant’s common stock.

CBM Bancorp, Inc.

EXPLANATORY NOTE

In this quarterly report on Form 10-Q, where appropriate, the term “we,” “us,” and “our” refer collectively to CBM Bancorp, Inc., Chesapeake Bank of Maryland and Banks of the Chesapeake, M.H.C.

CBM Bancorp, Inc. (the “Company”) is incorporated in the State of Maryland, and has not engaged in any business to date. Upon completion of the conversion and reorganization (described below), the Company will own all of the issued and outstanding capital stock of Chesapeake Bank of Maryland (the “Bank”).

Banks of the Chesapeake, M.HC. is converting from the mutual holding company corporate structure to the public holding company structure. Upon completion of the conversion and reorganization, Banks of the Chesapeake, M.H.C. will cease to exist, and the Company will become the savings and loan holding company for the Bank. The conversion and reorganization will be accomplished by the merger of Banks of the Chesapeake, M.H.C. with and into the Company, the surviving corporation. As of June 30, 2018, the conversion and reorganization had not been completed. For additional information, see Note 1 of Notes to Consolidated Financial Statements.

As of June 30, 2018, the Company had no assets or liabilities and had not conducted any business activities. Accordingly, the unaudited consolidated financial statements and the other financial information contained in this Quarterly Report on Form 10-Q relates solely to Banks of the Chesapeake, M.H.C.

The unaudited consolidated financial statements and other financial information of Banks of the Chesapeake, M.H.C. contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements of Banks of the Chesapeake, M.H.C. as of and for the years ended December 31, 2017 and 2016 contained in the Company’s definitive prospectus dated August 7, 2018 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 15, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1 – Consolidated Financial Statements

Banks of the Chesapeake, M.H.C. and Subsidiaries

Consolidated Statements of Financial Condition

June 30, 2018 (Unaudited) and December 31, 2017

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$714,877	$671,038
Interest-bearing deposits in other banks	18,278,888	11,359,234

Cash and cash equivalents	18,993,765	12,030,272

Time deposits in other banks	5,208,000	4,960,000
Securities available for sale, at fair value	7,801,925	6,923,668
Securities held to maturity, at amortized cost	2,984,530	3,323,446
Federal Home Loan Bank stock, at cost	245,200	242,100
Loans held for sale	494,857	1,218,350
Loans, net of unearned fees	140,210,489	140,085,471
Allowance for loan losses	(1,116,267)	(1,038,405)

Net loans	139,094,222	139,047,066
Accrued interest receivable	520,662	526,811
Bank-owned life insurance	4,522,631	5,367,468
Premises and equipment, net	1,920,150	1,926,938
Foreclosed real estate	865,000	865,000
Deferred income taxes	950,329	1,081,801
Prepaid expenses and other assets	575,317	389,617

Total assets	$184,176,588	$177,902,537

Liabilities and Equity
Liabilities
Noninterest-bearing deposits	$19,277,106	$16,465,761
Interest-bearing deposits	140,774,492	138,320,643

Total deposits	160,051,598	154,786,404
Advances by borrowers for taxes and insurance	1,314,952	566,276
Accounts payable and other liabilities	792,218	946,527

Total liabilities	162,158,768	156,299,207

Commitments and contingencies	—	—

Equity
Retained earnings	22,135,628	21,653,191
Accumulated other comprehensive loss	(117,808)	(49,861)

Total equity	22,017,820	21,603,330

Total liabilities and equity	$184,176,588	$177,902,537

The notes to consolidated financial statements are an integral part of these consolidated statements.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2018 and 2017

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and dividend income
Interest and fees on loans	$1,647,379	$1,610,734	$3,292,998	$3,141,754
Interest and dividends on investments	159,426	111,495	294,321	221,334

Total interest income	1,806,805	1,722,229	3,587,319	3,363,088

Interest expense
Interest on deposits	228,874	190,691	443,414	376,421
Interest on borrowings	—	2,529	—	2,529

Total interest expense	228,874	193,220	443,414	378,950

Net interest income	1,577,931	1,529,009	3,143,905	2,984,138
Provision for loan losses	75,000	325,000	150,000	375,000

Net interest income after provision for loan losses	1,502,931	1,204,009	2,993,905	2,609,138

Non-interest income
Service fees on deposit accounts	33,476	37,256	67,536	75,058
Income from bank-owned life insurance	19,283	32,014	40,935	63,189
Gain on sale of loans held for sale	58,264	70,547	123,856	98,751
Other non-interest income	34,198	34,624	64,193	69,472

Total non-interest income	145,221	174,441	296,520	306,470

Non-interest expense
Salaries, director fees and employee benefits	797,409	728,507	1,578,289	1,472,865
Premises and equipment	114,371	105,476	219,533	216,025
Data processing	133,919	125,023	270,130	252,802
Professional fees	82,141	67,878	158,512	121,314
FDIC premiums and regulatory assessments	33,082	35,730	62,628	65,225
Marketing	37,772	25,118	74,157	58,911
Loss on sale of foreclosed real estate	—	13,739	—	13,739
Other operating expenses	159,470	155,730	301,021	306,603

Total non-interest expense	1,358,164	1,257,201	2,664,270	2,507,484

Income before income taxes	289,988	121,249	626,155	408,124
Income tax expense	73,377	34,851	153,539	142,851

Net income	$216,611	$86,398	$472,616	$265,273

The notes to consolidated financial statements are an integral part of these consolidated statements.

Banks of the Chesapeake, M.H.C and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended June 30, 2018 and 2017

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$216,611	$86,398	$472,616	$265,273
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities available for sale	(15,471)	44,112	(80,193)	68,033
Income tax benefit (expense) relating to investment securities available for sale	4,256	(17,403)	22,067	(26,840)

Other comprehensive income (loss)	(11,215)	26,709	(58,126)	41,193

Total comprehensive income	$205,396	$113,107	$414,490	$306,466

The notes to consolidated financial statements are an integral part of these consolidated statements.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Consolidated Statements of Changes in Equity (Unaudited)

Six Months Ended June 30, 2018 and 2017

	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, January 1, 2017	$21,652,205	$(49,662)	$21,602,543
Net income	265,273	—	265,273
Other comprehensive income	—	41,193	41,193

Balance, June 30, 2017	$21,917,478	$(8,469)	$21,909,009

Balance, January 1, 2018	$21,653,191	$(49,861)	$21,603,330
Net income	472,616	—	472,616
Other comprehensive loss	—	(58,126)	(58,126)
Reclassification of the Income Tax Effects of the Tax Cuts And Jobs Act from accumulated other comprehensive loss	9,821	(9,821)	—

Balance, June 30, 2018	$22,135,628	$(117,808)	$22,017,820

The notes to consolidated financial statements are an integral part of these consolidated statements.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2018 and 2017

	For the Six Months
	Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$472,616	$265,273
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of securities	(2,473)	(2,864)
Gain on sale of loans held for sale	(126,856)	(98,751)
Originations of loans held for sale	(4,997,210)	(4,277,839)
Proceeds from sales of loans held for sale	5,847,559	4,106,489
Amortization of deferred loan origination costs, net of fees	(33,087)	(64,035)
Provision for loan losses	150,000	375,000
(Increase) decrease in accrued interest receivable	6,149	(63,260)
Increase in cash surrender value of life insurance	(37,441)	(63,189)
Depreciation and amortization	81,317	81,248
Loss on sales of foreclosed real estate	—	13,739
Deferred income tax	153,539	142,851
Increase in prepaid expenses and other assets	(185,700)	(14,922)
Decrease in accounts payable and other liabilities	(154,309)	(75,766)

Net cash provided by operating activities	1,174,104	323,974

Cash flows from investing activities:
Net (purchases) maturities of time deposits in other banks	(248,000)	996,000
Proceeds from maturities, payments and calls of held to maturity securities	340,983	579,256
Purchases of available for sale securities	(958,044)	(3,006,918)
Purchases of Federal Home Loan Bank stock	(3,100)	(173,800)
Net increase in loans	(164,069)	(17,919,030)
Proceeds from redemption of bank owned life insurance	882,278	—
Purchases of premises and equipment	(74,529)	(135,883)
Proceeds from sale of foreclosed real estate	—	220,861

Net cash used in investing activities	(224,481)	(19,439,514)

Cash flows from financing activities:
Net increase in deposits	5,265,194	2,971,516
Net increase in advances by borrowers	748,676	815,927
Net proceeds from borrowings	—	4,000,000

Net cash provided by financing activities	6,013,870	7,787,443

Net increase (decrease) in cash and cash equivalents	6,963,493	(11,328,097)
Cash and cash equivalents, beginning balance	12,030,272	21,443,369

Cash and cash equivalents, ending balance	$18,993,765	$10,115,272

Supplemental disclosure of cash flows information:
Cash paid for interest	$443,611	$376,669
Cash paid for income taxes	—	—
Supplemental disclosure of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$—	$—

The notes to consolidated financial statements are an integral part of these consolidated statements.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

Basis of Presentation

CBM Bancorp, Inc. (“CBM Bancorp” or “Company”) was incorporated on May 22, 2018 as the proposed holding company for Chesapeake Bank of Maryland (“Bank”) in connection with the Bank’s plan of conversion and reorganization from mutual to stock form of ownership. The Company has no assets at June 30, 2018. The interim financial statements presented in this report include only the interim financial information of the Bank.

Upon completion of the conversion and reorganization, Banks of the Chesapeake, M.H.C. will cease to exist, and CBM Bancorp will become the parent holding company for the Bank. The conversion and reorganization will be accomplished by the merger of Banks of the Chesapeake, M.H.C. with and into CBM Bancorp, with the Company the surviving corporation.

The plan of conversion and reorganization provides for the establishment, upon the completion of the conversion, of a liquidation account by CBM Bancorp for the benefit of eligible account holders in an amount equal to the value of the net assets of Banks of the Chesapeake, M.H.C. as of the date of the latest statement of financial condition of Banks of the Chesapeake, M.H.C. prior to the consummation of the conversion and reorganization. The plan of conversion and reorganization also provides for the establishment of a parallel liquidation account in the Bank to support the CBM Bancorp liquidation account in the event CBM Bancorp does not have sufficient assets to fund its obligations under the CBM Bancorp liquidation account.

In the unlikely event that the Bank were to liquidate after the conversion and reorganization, all claims of creditors, including those of depositors, would be paid first. However, except with respect to the liquidation account to be established in CBM Bancorp, depositors’ claims would be solely for the principal amount of their deposit accounts plus accrued interest. Depositors generally would not have an interest in the value of the assets of the Bank or CBM Bancorp above that amount.

Pursuant to the plan of conversion and reorganization, after two years from the date of conversion and reorganization, and upon the written request of the Federal Reserve Board, CBM Bancorp will transfer, or upon the prior written approval of the Federal Reserve Board, CBM Bancorp may transfer, the liquidation account and the depositors’ interests in such account to the Bank, and the liquidation account shall thereupon be subsumed into the liquidation account of the Bank.

Following the completion of the conversion and reorganization, the Company may not pay a dividend on, or repurchase any of, it capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the Company will be subject to certain other regulations restricting the payment of dividends on, and the repurchase of, its capital stock.

Conversion and reorganization costs will be deferred and reduce the proceeds from the shares sold in the offering. If the conversion and reorganization are not completed, all costs will be expensed. Conversion and reorganization costs included in other assets as of June 30, 2018 amounted to $192,132.

The conversion and reorganization will be accounted for as a change in corporate form with the historic basis of assets, liabilities and equity unchanged as a result.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2018 and June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period. For further information, refer to the Bank’s annual

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies (Continued)

audited consolidated financial statements and related notes for the year ended December 31, 2017 included in the Company’s prospectus dated August 7, 2018.

Nature of Operations

The Banks of the Chesapeake, M.H.C. primary business is the ownership and operation of the Bank, a community-oriented federal stock savings bank regulated by the Office of the Comptroller of the Currency. The Bank’s primary business activity is the acceptance of deposits from the general public and using the proceeds for loan originations and investments. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by the regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of Banks of the Chesapeake, M.H.C. and the Bank, its wholly owned subsidiary. Material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the valuation of deferred tax assets. In connection with the determination of the allowances for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in other banks and federal funds sold. Generally federal funds are sold as overnight investments.

Time Deposits in Other Banks

The Bank uses financial instruments to supplement the investment securities portfolio. Interest income is recognized as earned. Purchase premiums and discounts are recognized as part of interest income using the interest method over the terms of the investments. Realized gains and losses on the sale of time deposits in other banks are included in earnings based on the trade date and are determined using the specific identification method. Time deposits in other banks are not marked to market.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premium or accretion of discount).

Securities classified as available for sale are carried at fair value and are those securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Unrealized gains and losses are reported as increases or decreases in other comprehensive income. Realized gains and losses, determined on the basis of the cost of the specific securities sold, are included in earnings on a trade date basis. Premiums and discounts are recognized in interest income using a method which approximates the interest method over the terms of the securities. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies (Continued)

Federal Home Loan Bank Stock

Federal Home Loan Bank of Atlanta (“FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Standards related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock represents the required investment in the common stock of the Federal Home Loan Bank of Atlanta according to a predetermined formula. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of June 30, 2018 and December 31, 2017, the Bank owned shares totaling $245,200 and $242,100, respectively.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value.    Fair value is derived from secondary market quotations for similar instruments. Gains and losses on loan sales are recorded in non-interest income, and loan origination fees, net of certain direct origination costs are deferred at origination of the loan and are recognized in non-interest income upon sale of the loan. The Bank’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing. Interest on loans held for sale is credited to income based on the principal amounts outstanding.

The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between the issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 90 days. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that they buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the interest rate lock commitments.

Loans held for sale that are not ultimately sold, but instead are placed into the Bank’s portfolio, are reclassified as loans held for investment and recorded at fair value.

Loans

Loans are generally carried at the amount of unpaid principal, less the allowance for loan losses and adjusted for deferred loan origination fees and costs, which are recognized over the term of the loan as an adjustment to yield using a method that approximates the interest method. Interest on loans is accrued based on the principal amounts outstanding. It is the Bank’s policy to discontinue the accrual of interest when the principal or interest is delinquent for 90 days or more, or if collection of principal and interest in full is in doubt.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The carrying value of impaired loans is based on the present value of the loan’s expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral.

Impaired loans also include certain loans that have been modified in a troubled debt restructuring (“TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies (Continued)

extensions, forgiveness of principal, forbearance or other actions. Generally nonaccrual loans that are modified and are considered TDRs are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The Bank maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. The evaluation process by portfolio segment includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is likelihood that different amounts would be reported under different conditions or assumptions. The Office of the Comptroller of the Currency as an integral part of its examination process periodically reviews the allowance for loan losses and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

The Bank’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss, are those considered uncollectible and of such little value that their recognition as assets is not justified. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

While the Bank utilizes available information to recognize losses on loans, future additions to the allowances for loan losses may be necessary based on changes in economic conditions, particularly in its’ market area primarily in the state of Maryland. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Actual loan losses may be significantly more than the allowance for loan and lease losses the Bank has established, which could have a material negative effect on our consolidated financial statements.

Bank-Owned Life Insurance (“BOLI”)

The Bank maintains life insurance policies on certain present and former directors. These policies are split-dollar or director insurance policies. Under the split-dollar insurance policies, the Bank pays the premiums and upon the death of the insured, the Bank will receive an amount equal to the premiums paid on the policy from the policy date to the date of death. Any remaining proceeds will be paid to the beneficiary. If the policy is surrendered before the date of death, the Bank will receive the lesser of the cash surrender value or the sum of the premiums paid on the policy from the policy date to the date of surrender. Under the director insurance policies, the Bank receives the cash surrender value if the policy is surrendered, or receives all benefits payable upon the death of the insured. As of June 30, 2018 and December 31, 2017, $136,419 and $162,946, respectively, was included in other liabilities related to the split-dollar insurance policies.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies (Continued)

Premises and Equipment

Land is carried at cost. Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives of assets. Amortization of leasehold improvements is recognized on a straight-line basis over the term of the lease or the life of the improvement, whichever is shorter. The cost of maintenance and repairs is charged to expense as incurred whereas improvements are capitalized. The range of estimated useful lives for premises and equipment are as follows:

Buildings and land improvements	5 - 50 years
Leasehold improvements	10 - 15 years
Furniture, fixtures and equipment	3 – 10 years
Automobile	5 years

Foreclosed Real Estate

Real estate acquired through foreclosure or other means is recorded at the fair value of the related real estate collateral at the transfer date less estimated selling costs. Losses incurred at the time of the acquisition of the property are charged to the allowance for loan losses. Subsequent reductions in the estimated fair value of the property are included in noninterest expense. Costs to maintain foreclosed real estate are expensed as incurred.

Income Taxes

The provision for income taxes includes taxes payable for the current year and deferred income taxes.    Deferred income taxes are provided for the temporary differences between financial and taxable income. Deferred income taxes and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted through earnings for the effects of changes in tax laws and rates on the date of enactment.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Such financial instruments are recorded when they are funded.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of these instruments. The Bank uses the same credit policies for these instruments as it does for the on-balance sheet instruments.

Deferred Compensation Arrangements

The Bank has deferred compensation agreements with former directors and officers. Under the agreements, participants will be paid deferred compensation funded in part by the proceeds in excess of the cash surrender value of life insurance policies.

The Bank’s index retirement benefit plan was converted to a supplemental retirement plan which pays equal annual installments to the plan participants upon retirement. Participants are entitled to receive their retirement benefits commencing thirty days following their normal retirement date.

The Bank has a compensation deferral plan whereby directors are able to elect to defer fees and compensation covered by the plan. Participants are eligible to receive the balance of their pre-retirement accounts over a five-year period.

Supplemental Executive Retirement Plan

The Bank has a Supplemental Executive Retirement Plan (“SERP”), which provides supplemental retirement benefits to the Chief Executive Officer of the Bank. The SERP provides for annual payments of $30,000 for ten years upon reaching retirement age of 65.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies (Continued)

Concentrations of Credit Risk

The Bank had $0 and approximately $137,000 in deposits in other financial institutions in excess of amounts insured by the FDIC, as of June 30, 2018 and December 31, 2017, respectively. The Bank’s management considers this a normal business risk. The Bank also maintains accounts with brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation.

Recent Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). On January 1, 2018, the Company adopted ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. Topic 606 is applicable to noninterest revenue streams such as deposit related fees and interchange fees. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606.

ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. The ASU revises the accounting related to classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value as well as amends certain disclosure requirements associated with the fair value of financial instruments. ASU No. 2016-01 was effective for effective January 1, 2018 and did not have a material impact on our Consolidated Financial Statements. Refer to Note 12 for the valuation of the loan portfolio using the exit price notion.

ASU 2016-02, Leases (Topic 842). This ASU provides certain targeted improvements to align lessor accounting with the lessee accounting model. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. As the Company will take advantage of the extended transition period for complying with new or revised accounting standards assuming we remain an emerging growth company (“EGC”), we will adopt the amendments in this update beginning after December 15, 2019, and interim periods with fiscal years beginning after December 15, 2019. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Bank to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities. As the Company will take advantage of the extended transition period for complying with new or revised accounting standards assuming we remain an EGC, we will adopt the amendments in this update beginning after December 15, 2020, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect (i.e., modified retrospective approach). The Company has begun to gather loan information and consider acceptable methodologies to comply with this ASU. The Company’s initial evaluation indicates that the provisions of this ASU are expected to impact its consolidated financial statements, in particular the level of reserve for loan losses. The Company is continuing to evaluate and assess the impact of the adoption of this ASU on its consolidated financial statements.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies (Continued)

ASU 2016-15 Statement of Cash Flows (Topic 230). This ASU is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 became effective on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2017-08 on our financial statements.

ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. FASB financial reporting guidance requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date inclusive of the income tax effects of items in accumulated other comprehensive income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. The amendments better reflect the appropriate tax rate. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. We have elected to early adopt the ASU as of January 1, 2018. The adjustment of $9,821 increased retained earnings and increased the accumulated other comprehensive loss in the first quarter of 2018.

Note 2. Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at June 30, 2018 and December 31, 2017, are as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$6,457,860	$—	$120,440	$6,337,420
Municipal securities	1,506,598	—	42,093	1,464,505

	$7,964,458	$—	$162,533	$7,801,925

Securities Held to Maturity
Residential mortgage-backed securities	$2,984,530	$105,960	$410	$3,090,080

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.    Securities (Continued)

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$5,498,783	$—	$74,790	$5,423,993
Municipal securities	1,507,225	12	7,562	1,499,675

	$7,006,008	$12	$82,352	$6,923,668

Securities Held to Maturity
Residential mortgage-backed securities	$3,323,446	$183,124	$—	$3,506,570

The amortized cost and estimated fair value of securities as of June 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000,000	$999,233	$—	$—
Due after one year through five years	6,461,229	6,314,897	—	—
Due five years to ten years	503,229	487,795	—	—
Due after ten years	—	—	—	—
Mortgage-backed, in monthly installments	—	—	2,984,530	3,090,080

	$7,964,458	$7,801,925	$2,984,530	$3,090,080

	December 31, 2017
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000,000	$995,925	$—	$—
Due after one year through five years	5,502,565	5,424,288	—	—
Due five years to ten years	503,443	503,455	—	—
Due after ten years	—	—	—	—
Mortgage-backed, in monthly installments	—	—	3,323,446	3,506,570

	$7,006,008	$6,923,668	$3,323,446	$3,506,570

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2.    Securities (Continued)

Securities with gross unrealized losses at June 30, 2018 and December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
U.S. Government and Federal Agency obligations	$2,418,050	$39,810	$3,919,370	$80,630	$6,337,420	$120,440
Municipal obligations	1,464,505	42,093	—	—	1,464,505	42,093

	$3,882,555	$81,903	$3,919,370	$80,630	$7,801,925	$162,533

Securities Held to Maturity
Residential mortgage-backed securities	$219,751	$410	$—	$—	$219,751	$410

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
U.S. Government and Federal Agency obligations	$1,485,930	$12,853	$3,938,063	$61,937	$5,423,993	$74,790
Municipal obligations	996,220	7,562	—	—	996,220	7,562

	$2,482,150	$20,415	$3,938,063	$61,937	$6,420,213	$82,352

Securities Held to Maturity
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security.

At June 30, 2018, the Bank held eleven investments with gross unrealized losses totaling $162,943. At December 31, 2017, the Bank held eight investments with gross unrealized losses totaling $82,352.

An impairment loss is recognized in earnings if any of the following are true: (1) the Bank intends to sell the debt security; (2) it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis; or (3) the Bank does not expect to recover the entire amortized cost basis of the security. In situations where the Bank intends to sell or when it is more likely than not that the Bank will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in equity as a component of other comprehensive income, net of deferred tax.

There were no securities pledged as of June 30, 2018 and December 31, 2017.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans

The Bank makes loans to customers primarily in the Baltimore Metropolitan Area and its surrounding counties. The principal loan portfolio segment balances at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Real estate loans
One-to four-family	$67,766,766	$67,192,415
Home equity loans and lines of credit	8,784,758	9,539,606
Construction and land development	8,222,573	9,333,394
Nonresidential	49,572,669	48,968,708

Total real estate loans	134,346,766	135,034,123

Other loans
Commercial	5,479,510	4,604,087
Consumer	556,852	577,006

Total other loans	6,036,362	5,181,093

Total loans	140,383,128	140,215,216

Net deferred loan origination fees and costs	(172,639)	(129,745)
Allowance for loan losses	(1,116,267)	(1,038,405)

Total loans, net	$139,094,222	$139,047,066

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the balance sheet. Overdrafts were $3,676 and $9,683 at June 30, 2018 and December 31, 2017, respectively.

In February 2017, the Bank purchased a block of mortgage loans from another financial institution for $1,780,046, net of discount of $113,620, with an average yield of 4.16%. At June 30, 2018, the loan balances were $1,044,268 and included in mortgage loans secured by one-to four-family residences. At December 31, 2017, the loan balances were $1,412,104 and included in mortgage loans secured by one-to four-family residences. The discount of $65,473 and $83,426 as of June 30, 2018 and December 31, 2017, respectively, is being accreted over the terms of the purchased loans.

Portfolio segments

The Bank currently manages its credit products and respective exposure to credit losses by the following specific portfolio segments (classes) which are levels at which the Bank develops and documents its systematic methodology to determine the allowance for loan losses attributable to each respective portfolio segment. The segments are:

•

One-to four-family real estate loans – This residential real estate category contains permanent mortgage loans and construction permanent mortgage loans to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may either be conforming or non-conforming.

•

Home equity loans and lines of credit – This residential real estate category includes mortgage loans and lines of credit secured by one-to four-family residential real estate. These loans are typically secured with second mortgages on the homes.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3. Loans (Continued)

•

Construction and land development – Commercial acquisition, development and construction loans are intended to finance the construction of commercial and residential properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.

•

Nonresidential real estate loans – Nonresidential real estate loans consist of commercial permanent mortgage loans and commercial construction permanent mortgage loans secured by owner occupied and non-owner occupied properties. Owner occupied commercial property loans involve a variety of property types to conduct the borrower’s operations. The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower’s financial health and ability of the borrower and the business to repay. Non-owner occupied commercial property loans involve investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. This real estate category contains commercial mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale to repay the loan.

•

Commercial loans – Commercial loans are made to provide funds for equipment and general corporate needs. Repayment of the loan primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or finance a percentage of eligible receivables and inventory.

•

Consumer loans – This category of loans includes primarily installment loans, personal lines of credit. Consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.

Note 4. Credit Quality of Loans and the Allowance for Loan Losses

The allowance for loan losses is maintained at a level to provide for losses that are probable and can be reasonably estimated. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. The Bank regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

A loan is considered past due or delinquent when a contractual payment is not paid on the day it is due. A loan in considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking in to consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all loans secured by real estate by the fair value of the collateral if the loan is collateral dependent. If the loan repayment is not deemed collateral dependent, impairment is measured on the net present value of the expected discounted future cash flows.

Loans are automatically placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent. The Bank’s charge-off policy states after all collection efforts have been exhausted, the loan is deemed to be a loss and the amount has been determined, the loss amount will be charged to the allowance for loan losses.

The following tables summarize the activity in the allowance for losses for the three and six months ended June 30, 2018 and 2017 and for the year ended December 31, 2017 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of June 30, 2018, June 30, 2017 and December 31, 2017.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of June 30, 2018
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Allowance for loans losses:

Beginning Balance – April 1, 2018	$259,219	$74,611	$186,406	$481,381	$26,524	$16,183	$47,380	$1,091,704
Charge-offs	(58,000)	—	—	—	—	—	—	(58,000)
Recoveries	7,563	—	—	—	—	—	—	7,563
Provision	(6,325)	(4,283)	(15,102)	109,808	3,613	618	(13,329)	75,000

Ending Balance – June 30, 2018	$202,457	$70,328	$171,304	$591,189	$30,137	$16,801	$34,051	$1,116,267

Beginning Balance – January 1, 2018	$238,148	$83,129	$173,167	$446,576	$44,199	$15,933	$37,253	$1,038,405
Charge-offs	(88,000)	—	—	—	—	—	—	(88,000)
Recoveries	7,563	—	8,299	—	—	—	—	15,862
Provision	44,746	(12,801)	(10,162)	144,613	(14,062)	868	(3,202)	150,000

Ending Balance – June 30, 2018	$202,457	$70,328	$171,304	$591,189	$30,137	$16,801	$34,051	$1,116,267

Ending balance: individually evaluated for impairment	$—	$20,162	$—	$—	$—	$6,002	$—	$26,164

Ending balance: collectively evaluated for impairment	$202,457	$50,166	$171,304	$591,189	$30,137	$10,799	$34,051	$1,090,103

Loans:
Ending balance	$67,766,766	$8,784,758	$8,222,573	$49,572,669	$5,479,510	$556,852		$140,383,128

Ending balance: individually evaluated for impairment	$549,886	$65,785	$123,338	$—	$—	$6,002		$745,011

Ending balance: collectively evaluated for impairment	$67,216,880	$8,718,973	$8,099,235	$49,572,669	$5,479,510	$550,850		$139,638,117

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of June 30, 2017
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Allowance for loans losses:

Beginning Balance – April 1, 2017	$76,397	$87,796	$302,731	$141,767	$87,124	$12,281	$23,370	$731,466
Charge-offs	—	—	—	—	—	(498)	—	(498)
Recoveries	—	—	—	—	—	50	—	50
Provision	50,459	(10,155)	233,320	84,506	(14,118)	2,157	(21,169)	325,000

Ending Balance – June 30, 2017	$126,856	$77,641	$536,051	$226,273	$73,006	$13,990	$2,201	$1,056,018

Beginning Balance – January 1, 2017	$74,483	$90,868	$308,507	$100,112	$55,066	$12,955	$39,375	$681,366
Charge-offs	—	—	—	—	—	(498)	—	(498)
Recoveries	—	—	—	—	—	150	—	150
Provision	52,373	(13,227)	227,544	126,161	17,940	1,383	(37,174)	375,000

Ending Balance – June 30, 2017	$126,856	$77,641	$536,051	$226,273	$73,006	$13,990	$2,201	$1,056,018

Ending balance: individually evaluated for impairment	$59,975	$—	$392,079	$—	$—	$2,500	$—	$454,554

Ending balance: collectively evaluated for impairment	$66,881	$77,641	$143,972	$226,273	$73,006	$11,490	$2,201	$601,464

Loans:
Ending balance	$69,085,746	$10,002,413	$11,246,442	$48,143,291	$4,294,490	$538,787		$143,311,169

Ending balance: individually evaluated for impairment	$675,577	$17,330	$1,761,039	$—	$—	$21,197		$2,475,143

Ending balance: collectively evaluated for impairment	$68,410,169	$9,985,083	$9,485,403	$48,143,291	$4,294,490	$517,590		$140,836,026

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of December 31, 2017
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Beginning Balance	$74,483	$90,868	$308,507	$100,112	$55,066	$12,955	$39,375	$681,366
Charge-offs	(19,471)	—	(656,403)	—	—	(2,195)	—	(678,069)
Recoveries	6,508	—	—	—	—	3,600	—	10,108
Provision	176,628	(7,739)	521,063	346,464	(10,867)	1,573	(2,122)	1,025,000

Ending Balance	$238,148	$83,129	$173,167	$446,576	$44,199	$15,933	$37,253	$1,038,405

Ending balance: individually evaluated for impairment	$58,542	$21,899	$—	$—	$—	$6,277	$—	$86,718

Ending balance: collectively evaluated for impairment	$179,606	$61,230	$173,167	$446,576	$44,199	$9,656	$37,253	$951,687

Loans:
Ending balance	$67,192,415	$9,539,606	$9,333,394	$48,968,708	$4,604,087	$577,006		$140,215,216

Ending balance: individually evaluated for impairment	$705,255	$69,334	$123,338	$—	$—	$6,277		$904,204

Ending balance: collectively evaluated for impairment	$66,487,160	$9,470,272	$9,210,056	$48,968,708	$4,604,087	$570,729		$139,311,012

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

As part of the ongoing monitoring of the credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grade of classified loans, net chargeoffs, nonperforming loans, credit scores, and the general economic conditions in the Bank’s market area.

The Bank utilizes an internal rating system to monitor the credit quality of the overall loan portfolio. A description of the general characteristics is as follows:

•

Pass – A pass loan is considered of sufficient quality to preclude a special mention or an adverse rating. Pass assets are generally well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral. The pass classification also includes watch credits which have all of the characteristics of a pass loan, but warrant more than the normal level of supervision.

•

Special mention – A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

•

Substandard – A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well defined weakness, or weaknesses, that jeopardize the collection or liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. This will be the measurement for determining if a loan is impaired.

•

Doubtful – A doubtful loan has all of the weaknesses inherent in a substandard credit with the added factor that the weaknesses make the collection or liquidation in full, on the basis of current information, conditions and values, highly questionable and improbable. Loans in this category must be placed on non-accrual status and all payments applied to principal recapture. Doubtful classification should be used only when a distinct possibility of loss exists. When identified, adequate loss should be recorded for the specific assets. It is not necessary to classify an entire credit doubtful when collection of a specific portion appears highly probable.

•

Loss – A loan classified as loss is considered uncollectable and of such little value that continuance as a loan in unjustified. A loss classification does not mean that the credit has absolutely no value; partial recoveries may be received in the future. Amounts classified as loss must be charged-off in the period in which they are deemed uncollectible.

When assets are classified as impaired, the Bank allocates a portion of the related general loss allowances to such assets as the Bank deems prudent. Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. The Bank regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of the loan portfolio quality indicators by loan class recorded investment as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$67,136,325	$8,636,166	$7,262,209	$47,731,981
Special Mention	80,555	124,083	837,026	1,666,613
Substandard	549,886	24,509	123,338	174,075
Doubtful	—	—	—	—

	$67,766,766	$8,784,758	$8,222,573	$49,572,669

	Commercial	Consumer	Totals
Grade:
Pass	$5,479,510	$550,223	$136,796,414
Special Mention	—	—	2,708,277
Substandard	—	6,629	878,437
Doubtful	—	—	—

	$5,479,510	$556,852	$140,383,128

	December 31, 2017
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$66,478,078	$9,354,616	$8,329,593	$48,467,012
Special Mention	9,082	82,656	880,463	—
Substandard	705,255	102,334	123,338	501,696
Doubtful	—	—	—	—

	$67,192,415	$9,539,606	$9,333,394	$48,968,708

	Commercial	Consumer	Totals
Grade:
Pass	$4,604,087	$569,667	$137,803,053
Special Mention	—	—	972,201
Substandard	—	7,339	1,439,962
Doubtful	—	—	—

	$4,604,087	$577,006	$140,215,216

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table sets forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$380,273	$—	$274,711	$654,984	$67,111,782	$67,766,766	$—	$549,886
Home equity loans and lines of credit	142,656	12,013	—	154,669	8,630,089	8,784,758	—	—
Construction and land development	—	—	123,338	123,338	8,099,235	8,222,573	—	123,338
Nonresidential	—	—	—	—	49,572,669	49,572,669	—	—

Other loans:
Commercial	—	—	—	—	5,479,510	5,479,510	—	—
Consumer	—	627	—	627	556,225	556,852	—	—

Total loans	$522,929	$12,640	$398,049	$933,618	$139,449,510	$140,383,128	$—	$673,224

	December 31, 2017
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$9,082	$—	$705,255	$714,337	$66,478,078	$67,192,415	$—	$705,255
Home equity loans and lines of credit	12,517	104,439	—	116,956	9,422,650	9,539,606	—	49,088
Construction and land development	—	—	123,338	123,338	9,210,056	9,333,394	—	123,338
Nonresidential	1,022,670	—	—	1,022,670	47,946,038	48,968,708	—	—

Other loans:
Commercial	—	—	—	—	4,604,087	4,604,087	—	—
Consumer	1,062	—	—	1,062	575,944	577,006	—	—

Total loans	$1,045,331	$104,439	$828,593	$1,978,363	$138,236,853	$140,215,216	$—	$877,681

At June 30, 2018 and December 31, 2017 there were no loans 90 days past due and still accruing interest. At June 30, 2018, the Bank had six loans on non-accrual status with foregone interest in the amount of $20,595. At December 31, 2017, the Bank had eight loans on non-accrual status with foregone interest in the amount of $23,069.

The Bank accounts for impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. When the Bank classifies a problem asset as impaired, it provides a specific reserve for that portion of the asset that is deemed uncollectible based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or based on the loan’s observable market price or fair value of the collateral if the loan is collateral dependent.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans for the three and six months ended June 30, 2018 and 2017 and the year ended and December 31, 2017:

	Impaired Loans at June 30, 2018			Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
One-to four-family	$549,886	$607,886	$—	$610,003	$7,919	$612,497	$17,260
Construction and land development	123,338	123,338	—	123,338	—	123,338	—
With an allowance recorded:
Home equity loans and lines of credit	$65,785	$65,785	$20,162	$66,223	$997	$67,559	$2,226
Consumer	6,002	6,002	6,002	6,027	40	6,140	198
Total
One-to four-family	$549,886	$607,886	$—	$610,003	$7,919	$612,497	$17,260
Home equity loans and lines of credit	65,785	65,785	20,162	66,223	997	67,559	2,226
Construction and land development	123,338	123,338	—	123,338	—	123,338	—
Consumer	6,002	6,002	6,002	6,027	40	6,140	198

	Impaired Loans at June 30, 2017			Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
One-to four-family	$244,846	$244,846	$—	$248,088	$917	$245,816	$2,493
Home equity loans and lines of credit	17,330	17,330	—	17,608	330	17,833	660
With an allowance recorded:
One-to four-family	$430,731	$430,731	$59,975	$433,931	$4,668	$432,463	$7,271
Construction and land development	1,761,039	1,761,039	392,079	1,761,039	—	1,761,039	20,614
Consumer	21,197	21,197	5,000	21,470	300	21,930	599
Total
One-to four-family	$675,577	$675,577	$59,975	$682,019	$5,585	$678,219	9,764
Home equity loans and lines of credit	17,330	17,330	—	17,608	330	17,833	660
Construction and land development	1,761,039	1,761,039	392,079	1,761,039	—	1,761,039	20,614
Consumer	21,197	21,197	5,000	21,470	300	21,197	599

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$549,829	$524,625	$—	$538,021	$14,018
Construction and land development	127,139	123,338	—	118,614	2,503

With an allowance recorded:
One-to four-family	$183,919	$180,630	$58,542	$184,116	$5,153
Home equity loans and lines of credit	69,714	69,334	21,899	73,924	4,742
Consumer	6,310	6,277	6,277	6,663	484

Total
One-to four-family	$733,748	$705,255	$58,542	$722,137	$19,171
Home equity loans and lines of credit	69,714	69,334	21,899	73,924	4,742
Construction and land development	127,139	123,338	—	118,614	2,503
Consumer	6,310	6,277	6,277	6,663	484

Impaired loans also include certain loans that have been modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally nonaccrual loans that are modified and are considered TDRs are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. A summary of TDRs at June 30, 2018 and December 31, 2017 are as follows:

June 30, 2018	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$120,948	$120,948
Home equity loans and lines of credit	1	47,777	—	47,777
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

	2	$47,777	$120,948	$168,725

December 31, 2017	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$180,630	$180,630
Home equity loans and lines of credit	1	—	49,088	49,088
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

	2	$—	$229,718	$229,718

The Bank had two TDRs at June 30, 2018 totaling $168,725 and two TDRs at December 31, 2017 totaling $229,718. For the six months ended June 30, 2018, one TDR was written down by $58,000 to the current fair market value of the underlying collateral. For the year ended December 31, 2017, two restructured loans paid in full and the Bank identified an additional loan as a TDR. This loan was restructured with both an extension of the original term by five years and a rate modification to reduce the interest rate on the remaining balance of the loan. There were no principal reductions or forgiveness of principal for the loans that were restructured. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified. There were no nonperforming

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

TDRs reclassified to nonperforming loans during the six months ended June 30, 2018 and June 30, 2017. During 2017, a previously performing one-to four-family TDR in the amount of $180,630 was reclassified to a nonperforming loan as of December 31, 2017. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual.

If loans modified in a TDR subsequently default, the Bank evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

Note 5.     Foreclosed Real Estate

At both June 30, 2018 and December 31, 2017, the Bank had $865,000 in foreclosed real estate. The Bank did not dispose of any foreclosed real estate during the six months ended June 30, 2018. The Bank disposed of foreclosed real estate during the six months ended June 30, 2017 in the amount of $220,861 and recorded a loss on the transaction of $13,739. The Bank disposed of foreclosed real estate in 2017 in the amount of $382,148 and recorded a gain on the transactions of $22,548.

The following table summarizes changes in foreclosed real estate for the six months ended June 30, 2018 and 2017 and for the year ended December 31, 2017, which are measured on a nonrecurring basis using significant unobservable, Level 3, inputs:

	June 30,		December 31,
	2018	2017	2017
Balance, beginning of period	$865,000	$1,439,600	$1,439,600
Transfer to foreclosed real estate	—	—	—
Proceeds from sale of foreclosed real estate	—	(220,861)	(382,148)
Gain (loss) on sale of foreclosed real estate	—	(13,739)	22,548
Write-down of foreclosed real estate	—	—	(215,000)

Balance, end of period	$865,000	$1,205,000	$865,000

At June 30, 2018 there were no loans in the process of foreclosure. At December 31, 2017 there were three residential first lien loans totaling $271,482 and one construction and land development lien in the amount of $123,338 in the process of foreclosure. At June 30, 2018 and December 31, 2017, there were no residential real estate properties included in foreclosed real estate.

Note 6.    Deposits

Deposits are summarized as follows:

	June 30,	December 31,
	2018	2017
Noninterest-bearing demand	$19,277,106	$16,465,761
Interest-bearing demand	25,579,871	25,178,229
Money market	12,851,555	13,500,742
Savings	26,042,570	24,605,557
Certificates of deposit	76,300,496	75,036,115

Total deposits	$160,051,598	$154,786,404

Deposit accounts in the Bank are federally insured up to $250,000 per depositor. The aggregate amount of time deposits with balances of $250,000 or more totaled $10,583,855 and $9,639,403 at June 30, 2018 and December 31, 2017, respectively.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6.    Deposits (Continued)

At June 30, 2018 and December 31, 2017, certificates of deposit and their remaining maturities were as follows:

June 30,
2019	$29,724,972
2020	19,105,742
2021	11,847,104
2022	7,643,894
2023	7,978,784

$76,300,496

December 31,
2018	$29,502,622
2019	20,665,546
2020	10,756,925
2021	7,574,830
2022	6,536,192

$75,036,115

Deposit balances of officers and directors totaled $637,152 and $788,500 at June 30, 2018 and December 31, 2017, respectively.

Note 7. Borrowings

The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) that allows it to obtain advances secured by assets owned by the Bank. Total advances are limited to 25% of the Bank’s total assets. As of June 30, 2018 and December 31, 2017, the Bank had availability of $45,000,000 and $45,400,000, respectively, with FHLB. As of June 30, 2018 and December 31, 2017, the Bank pledged a portion of its one-to four-family residential mortgages as collateral. The amount of loans that were deemed eligible to pledge as collateral totaled $50,150,000 and $49,760,000 at June 30, 2018 and December 31, 2017, respectively. The Bank had no outstanding advances at June 30, 2018 and December 31, 2017.

The Bank also has a $2,000,000 secured federal funds line of credit available with another financial institution, for which no amounts were outstanding as of June 30, 2018 and December 31, 2017.

Note 8. Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. These capital requirements were modified in 2013 with the Basel III capital rules, which establish a new comprehensive capital framework for U.S. banking organizations. The Bank became subject to the new rules on January 1, 2015, with a phase-in period for many of the new provisions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Regulatory Capital Requirements (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital to Risk Weighted Assets and of Tier 1 Capital to Average Assets. Management believes, as of June 30, 2018 and December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Bank’s regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based capital, Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets, ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

The actual and required capital amounts and ratios of the Bank as of June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	Actual		Minimum Requirements For Capital Adequacy Purposes			To Be Well Capitalized under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
			(dollars in thousands)
As of June 30, 2018:
Common equity tier 1 capital (to risk-weighted assets)	$22,013	17.09%	$8,210	≥	6.375%	$8,371	≥	6.5%
Total risk-based capital (to risk-weighted assets)	22,841	17.99%	12,718	≥	9.875%	12,879	≥	10.0%
Tier 1 capital (to risk-weighted assets)	22,013	17.09%	10,142	≥	7.875%	10,303	≥	8.0%
Tier 1 capital (to average assets)	22,013	12.21%	7,218	≥	4.000%	9,023	≥	5.0%

As of December 31, 2017:
Common equity tier 1 capital (to risk-weighted assets)	$21,348	16.64%	$7,376	≥	5.750%	$8,338	≥	6.5%
Total risk-based capital (to risk-weighted assets)	22,421	17.48%	11,866	≥	9.250%	12,828	≥	10.0%
Tier 1 capital (to risk-weighted assets)	21,348	16.64%	9,300	≥	7.250%	10,263	≥	8.0%
Tier 1 capital (to average assets)	21,348	11.94%	7,150	≥	4.000%	8,937	≥	5.0%

Note 9. Fair Value Measurements

ASC Topic 820 provides a framework for measuring and disclosing fair value under GAAP. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or a nonrecurring basis (for example, impaired loans).

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Fair Value Measurements (Continued)

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale is recorded at fair value on a recurring basis. Additionally, from time to time, the Bank may be required to record at fair value all other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market for the asset or liability, for substantially the full term of the financial instrument.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement and based on the Bank’s own assumptions about market participants’ assumptions.

The following is a description of the valuation methods used for instruments measured at fair value as the general classification of such instruments pursuant to the applicable valuation method.

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and securities dare included within Level 2 of the hierarchy. As of June 30, 2018 and December 31, 2017 the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3	Total
June 30, 2018
Securities available for sale:
U.S. Government Agency and Federal Obligations	$—	$6,337,420	$—	$6,337,420
Municipal Securities		1,464,505		1,464,505
December 31, 2017
Securities available for sale:
U.S. Government Agency and Federal Obligations	$—	$5,423,993	$—	$5,423,993
Municipal Securities		1,499,675		1,499,675

Fair value measurements on a nonrecurring basis

Loans held for sale – The Bank’s loans held for sale are carried at the lower of cost or market. Fair value of loans held for sale is based upon outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models and are considered Level 2.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Fair Value Measurements (Continued)

Impaired loans – The Bank measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2018 and December 31, 2017 the fair values consisted of loan balances of $745,011 and $904,204 that have been written down by $26,164 and $86,718, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of June 30, 2018 and December 31, 2017, the fair value of foreclosed real estate was estimated to be $865,000 and $865,000, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as Level 3.

	Level 1	Level 2	Level 3	Total
June 30, 2018
Impaired loans	—	—	$718,847	$718,847
Foreclosed real estate	—	—	865,000	865,000
December 31, 2017
Impaired loans	—	—	$817,486	$817,486
Foreclosed real estate	—	—	865,000	865,000

The following table presents quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017:

	Fair Value	Value Technique(s)	Unobservable Inputs	Range or Rate Used
June 30, 2018
Impaired loans	$718,847	Appraised value	Discount to reflect current market conditions	0.00%-3.57%
		Discounted cash flows	Discount rates	4.50%
Foreclosed real estate	$865,000	Appraised value	Discount to reflect current market conditions	27.92%
December 31, 2017
Impaired loans	$817,486	Appraised value	Discount to reflect current market conditions	0.00%-32.41%
		Discounted cash flows	Discount rates	3.37%
Foreclosed real estate	865,000	Appraised value	Discount to reflect current market conditions	27.92%

The remaining financial assets and liabilities are not reported on the balance sheet at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

The methods and assumptions, not previously presented, used to estimate the fair values are described as follows:

Cash and Cash Equivalents. The carrying amounts approximate fair value.

Time Deposits in Other Banks. The carrying amounts approximate fair value.

Securities Held to Maturity. If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and securities are included within Level 2 of the hierarchy.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Fair Value Measurements (Continued)

Federal Home Loan Bank Stock. The carrying amount approximates fair value, and considers the limited marketability of such securities.

Loan Held for Sale. Loans held for sale are carried at fair value based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements on third party models.

Loans. The loan portfolio is valued using an exit price notion as of June 30, 2018. The present value of cash flows projection is established for each loan in the portfolio projecting contractual payments, default adjusted payments, cash flows in the event of default (including deferred timing of recoveries), and pre-payments. These expected cash flows are then discounted to present value using the note interest rate and an established market rate which, if different from the note rate, allows the Bank to isolate the amount above or below par a potential acquirer would pay to acquire the Bank’s portfolio. The fair values of loans as of December 31, 2017 were estimated using discounted cash flow analyses, using market rates at the statement of condition date that reflect the credit and interest rate risk inherent in the loans.

Accrued Interest Receivable. Carrying amounts approximate fair value.

Deposits. The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair value for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities.

Off Balance Sheet Credit-Related Instruments. Fair values for off balance-sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is not material.

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value are as follows:

		Fair Value Measurements at June 30, 2018 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$18,994	$18,994	$—	$—	$18,994
Time deposits in other banks	5,208	—	5,153	—	5,153
Securities available for sale	7,802	—	7,802	—	7,802
Securities held to maturity	2,985	—	3,091	—	3,091
Federal Home Loan Bank stock	245	—	245	—	245
Loans held for sale	495	—	495	—	495
Loans, net (1)	139,094	—	—	134,156	134,156
Foreclosed real estate	865	—	—	865	865
Accrued interest receivable	521	—	521	—	521
Financial liabilities:
Deposits	160,052	—	147,089	—	147,089
Off-Balance sheet financial instruments	—	—	—	—	—

(1)

Carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans was measured using an exit price notion.

Banks of the Chesapeake, M.H.C. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Fair Value Measurements (Continued)

		Fair Value Measurements at December 31, 2017 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$12,030	$12,030	$—	$—	$12,030
Time deposits in other banks	4,960	—	4,927	—	4,927
Securities available for sale	6,924	—	6,924	—	6,924
Securities held to maturity	3,323	—	3,507	—	3,507
Federal Home Loan Bank stock	242	—	242	—	242
Loans held for sale	1,218	—	1,218	—	1,218
Loans, net (1)	139,047	—	—	143,470	143,470
Foreclosed real estate	865	—	—	865	865
Accrued interest receivable	527	—	527	—	527
Financial liabilities:
Deposits	154,787	—	140,251	—	140,251
Off-Balance sheet financial instruments	—	—	—	—	—

(1)	Carrying amount is net of unearned income and the allowance for loan losses. The fair value of loans was measured using an entry price notion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Overview

Management’s discussion and analysis of financial condition at June 30, 2018 and December 31, 2017 and results of operations for the three and six months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item1, of this quarterly report on Form 10-Q.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may,” “will,” “anticipate,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Prospectus dated August 7, 2018 (filed with the Securities and Exchange Commission on August 15, 2018), and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

General

Chesapeake Bank of Maryland

Our business operations are conducted through Chesapeake Bank of Maryland, a federally chartered stock savings association headquartered in Baltimore County, Maryland. Prior to 1998 and the creation of our current mutual holding company structure, Chesapeake Bank of Maryland or its predecessors had operated as thrift institutions since 1913. Chesapeake Bank of Maryland conducts business out of its main office located in Baltimore County, Maryland, and out of three branch offices located in Arbutus, Maryland, Bel Air, Maryland, and Pasadena, Maryland.

Chesapeake Bank of Maryland operates as a community-oriented institution by offering a variety of loan and deposit products and serving other financial needs of its local community. Chesapeake Bank of Maryland takes its corporate citizenship seriously and is committed to meeting the credit needs of the community, consistent with safe and sound operations.

Chesapeake Bank of Maryland’s business consists principally of attracting retail deposits from the general public in our market area and using those funds, together with funds generated from operations and borrowings, to originate loans secured by residential and nonresidential real estate. Nonresidential real estate loans, construction and land development loans and commercial loans constitute a significant percentage of the loan portfolio and, in that respect, Chesapeake Bank of Maryland’s lending operations are more diversified and have more risk than many traditional thrift institutions.

Chesapeake Bank of Maryland’s primary market area is the Baltimore Metropolitan Area and its surrounding counties. The economy of Chesapeake Bank of Maryland’s market area is diversified, with a mix of services, manufacturing, wholesale/retail trade and federal and local government. See “Business of Chesapeake Bank of Maryland - Market Area.”

Chesapeake Bank of Maryland is, and will continue after the conversion and reorganization to be, subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. Chesapeake Bank of Maryland is subject to Maryland banking laws except to the extent they are preempted by Federal law. Chesapeake Bank of Maryland is not regulated by the Maryland Commissioner of Financial Regulation.

CBM Bancorp, Inc.

CBM Bancorp, Inc. is a newly formed Maryland corporation. Following the completion of the conversion, reorganization and offering, CBM Bancorp will be the holding company for Chesapeake Bank of Maryland.

Banks of the Chesapeake, M.H.C.

Banks of the Chesapeake, M.H.C. is a federally chartered mutual holding company. Its primary business is ownership and operation of Chesapeake Bank of Maryland. Upon consummation of the conversion and reorganization, Banks of the Chesapeake, M.H.C. will cease to exist.

Our executive offices are located at 2001 East Joppa Road, Baltimore, Maryland 21234, and our telephone number is (410) 665-7600. Our website address is www.chesapeakebank.com. Information on this website is not and should not be considered a part of this prospectus.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represents our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on Chesapeake Bank of Maryland’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan category that are not considered impaired. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative risk factors.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of their examination process, periodically reviews our allowance for loan losses. This agency may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Deferred Tax Assets. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expenses. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies, these assumptions require us to make judgments about future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized. In evaluating the need for a valuation allowance, we must estimate our taxable income in future years and the impact of tax planning strategies. If we were to determine that we would not be able to realize a portion of our net deferred tax asset in the future for which there is no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that it is more likely than not that the deferred tax assets for which we had established a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A more detailed description of the fair values measured at each level of the fair value hierarchy and our methodology can be found in Note 9 of the consolidated financial statements of Banks of the Chesapeake, M.H.C. included in this filing.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total Assets. Total assets increased $6.3 million, or 3.54%, to $184.2 million at June 30, 2018 from $177.9 million at December 31, 2017. The increase in total assets was primarily due to growth in cash and cash equivalents funded by growth in deposits, as discussed in more detail below.

Cash and Cash Equivalents. Cash and cash equivalents increased $7.0 million, or 58.33%, to $19.0 million at June 30, 2018 from $12.0 million at December 31, 2017. The increase was primarily the result of an increase in deposits.

Time Deposits in Other Banks. Time deposits in other banks increased by $248,000, or 4.96%, to $5.2 million at June 30, 2018 from $5.0 million at December 31, 2017. This increase was due to investing in time deposits in other banks offset by maturities of time deposits in other banks.

Investment Securities. Investment securities increased $539,000, or 5.28%, to $10.8 million at June 30, 2018 from $10.2 million at December 31, 2017. The increase was due to purchases of $1.0 million offset by maturities, calls, and principal repayments of $341,000. At June 30, 2018 our available for sale portion of the securities portfolio, at fair value, was $7.8 million and our held to maturity portion of the securities portfolio, at amortized cost, was $3.0 million.

Net Loans. Net loans increased slightly to $139.1 million at June 30, 2018 from $139.0 million at December 31, 2017 which was the result of lower loan originations during the six months ended June 30, 2018. One-to four-family residential real estate loans increased $574,000 or 0.85%, to $67.8 million at June 30, 2018 from $67.2 million at December 31, 2017, nonresidential loans increased $604,000, or 1.23%, to $49.6 million at June 30, 2018 from $49.0 million at December 31, 2017, commercial loans increased $875,000, or 19.02%, to $5.5 million at June 30, 2018 from $4.6 million at December 31, 2017, home equity loans and lines of credit decreased $755,000, or 7.95%, to $8.8 million at June 30, 2018 from $9.5 million at December 31, 2017 and construction and land development loans decreased $1.1 million, or 11.83%, to $8.2 million at June 30, 2018 from $9.3 million at December 31, 2017.

Bank-owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At June 30, 2018 and December 31, 2017, the aggregate cash surrender value of these policies was $4.5 million and $5.4, million respectively. The decrease in the cash surrender value was attributable to the benefits received upon the death of a retired director insured with BOLI.

Deposits. Deposits increased $5.3 million, or 3.42%, to $160.1 million at June 30, 2018 from $154.8 million at December 31, 2017. Our non-interest bearing demand deposits increased $2.8 million, or 16.97% to $19.3 million at June 30, 2018 from $16.5 million at December, 31, 2017. Our interest-bearing demand deposits increased $402,000, or 1.60%, to $25.6 million at June 30, 2018 from $25.2 million at December 31, 2017. Our savings deposits increased $1.4 million, or 5.69%, to $26.0 million at June 30, 2018 from $24.6 million at December 31, 2017. Our certificates of deposit increased $1.3 million, or 1.73%, to $76.3 million at June 30, 2018 from $75.0 million at December 31, 2017. Our money market deposits decreased $649,000, or 4.81%, to $12.9 million at June 30, 2018 from $13.5 million Oat December 31, 2017.

Total Equity. Total equity increased by $415,000, or 1.92%, to $22.0 million at June 30, 2018 from $21.6 million at December 31, 2017 due to earnings of $473,000 for the six months ended June 30, 2018, partially offset by increases in unrealized losses on available for sale securities, net of tax, of $58,000 during the six months ended June 30, 2018.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax equivalent yield adjustments have been made, as the effects would immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances of loans. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan balances exclude loans held for sale.

	For the Three Months Ended June 30,
	2018			2017
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$138,736	$1,647	4.76%	$140,589	$1,611	4.60%
Federal funds sold and interest- bearing deposits in other banks	17,038	73	1.72%	8,941	21	0.94%
Time deposits in other banks	4,527	20	1.77%	5,952	20	1.35%
Investment securities	10,468	63	2.41%	10,894	68	2.50%
Federal Home Loan Bank stock	245	4	6.55%	203	2	3.95%

Total interest-earning assets	171,014	1,807	4.24%	166,579	1,722	4.15%
Non-interest-earning assets	9,445			13,743

Total assets	$180,459			$180,322

Interest bearing liabilities:
Interest-bearing demand	$25,235	$14	0.22%	$24,397	$13	0.22%
Money market	12,825	7	0.21%	13,416	7	0.21%
Savings	24,944	3	0.05%	24,868	3	0.05%
Certificates of deposit	76,122	205	1.08%	74,852	167	0.89%

Total deposits	139,126	229	0.66%	137,533	190	0.55%
Borrowed funds	—	—	—	879	3	1.37%

Total interest-bearing liabilities	139,126	229	0.66%	138,412	193	0.56%

Non-interest-bearing liabilities	19,314			19,857

Total liabilities	158,440			158,269

Equity	22,019			22,053

Total liabilities and equity	$180,459			$180,322

Net interest income		$1,578			$1,529

Interest rate spread(1)			3.58%			3.59%
Net interest-earning assets(2)	$31,888			$28,167

Net interest margin(3)			3.70%			3.68%
Average interest-earning assets to average-interest bearing liabilities	122.92%			120.35%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2018			2017
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$139,088	$3,293	4.77%	$136,099	$3,142	4.66%
Federal funds sold and interest- bearing deposits in other banks	15,856	126	1.60%	10,831	44	0.82%
Time deposits in other banks	4,716	35	1.50%	6,220	41	1.33%
Investment securities	10,369	126	2.45%	10,438	132	2.55%
Federal Home Loan Bank stock	244	7	5.79%	178	4	4.53%

Total interest-earning assets	170,273	3,587	4.25%	163,766	3,363	4.14%
Non-interest-earning assets	9,714			14,855

Total assets	$179,987			$178,621

Interest bearing liabilities:
Interest-bearing demand	$25,682	$28	0.22%	$24,133	$26	0.22%
Money market	13,073	14	0.21%	13,480	14	0.21%
Savings	24,878	6	0.05%	24,142	6	0.05%
Certificates of deposit	75,765	395	1.05%	74,821	330	0.89%

Total deposits	139,398	443	0.64%	136,576	376	0.56%
Borrowed funds	—	—	—	442	3	1.37%

Total interest-bearing liabilities	139,398	443	0.64%	137,018	379	0.56%

Non-interest-bearing liabilities	18,675			19,662

Total liabilities	158,073			156,680

Equity	21,914			21,941

Total liabilities and equity	$179,987			$178,621

Net interest income		$3,144			$2,984

Interest rate spread(1)			3.61%			3.58%
Net interest-earning assets(2)	$30,875			$26,748

Net interest margin(3)			3.72%			3.67%
Average interest-earning assets to average-interest bearing liabilities	122.15%			119.52%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and June 30, 2017

General. Net income was $217,000 for the three months ended June 30, 2018 compared to $86,000 for the three months ended June 30, 2017. The increase was due to an increase in net interest income after provision of $299,000, or 24.92%, to $1.5 million for the three months ended June 30, 2018 from $1.2 million for the three months ended June 30, 2017. The increase was offset by an increase in non-interest expense of $101,000, or 7.77%, to $1.4 million for the three months ended June 30, 2018 from $1.3 million for the three months ended June 30, 2017.

Interest Income. Interest and dividend income increased $85,000, or 5.00%, to $1.8 million for the three months ended June 30, 2018 from $1.7 million for the three months ended June 30, 2017. The increase in interest income was due primarily to the increase in average interest-earning assets for the three months ended June 30, 2018 compared to the average interest earnings assets for the three months ended June 30, 2017.

Interest income on loans increased $36,000, or 2.25%, and remained constant at $1.6 million for the three months ended June 30, 2018 and for three months ended June 30, 2017. Our average balance of loans decreased $1.9 million, or 1.35%, to $138.7 million for the three months ended June 30, 2018 from $140.6 million for the three months ended June 30, 2017. Our average yield on loans increased 16 basis points to 4.76% for the three months ended June 30, 2018 from 4.60% for the three months ended June 30, 2017, as lower-yielding loans have been repaid or refinanced and replaced with higher-yielding loans.

Interest and dividends on federal funds sold, interest-bearing deposits in other banks, time deposits in other banks, and investments increased $49,000, or 44.14%, to $160,000 for the three months ended June 30, 2018 from $111,000 for the three months ended June 30, 2017. The average balances on federal funds sold, interest-bearing deposits in other banks, time deposits in other banks and investments increased $6.3 million, or 24.23%, to $32.3 million for the three months ended June 30, 2018 from $26.0 million for the three months ended June 30, 2017. The average rate we earned on federal funds sold, interest-bearing deposits in other banks, time deposits in other banks and investments increased 28 basis points to 1.99% for the three months ended June 30, 2018 from 1.71% for the three months ended June 30, 2017 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate increases.

Interest Expense. Interest expense increased $36,000, or 18.65%, to $229,000 for the three months ended June 30, 2018 from $193,000 for the three months ended June 30, 2017. Our average balance of interest-bearing liabilities increased $714,000, or 0.52%, to $139.1 million for the three months ended June 30, 2018 from $138.4 million for the three months ended June 30, 2017. Our average yield on interest-bearing deposits increased 10 basis points to 0.66% for the three months ended June 30, 2018 from 0.56% for the three months ended June 30, 2017 primarily due to an increase in the average rate paid on certificates of deposit.

Net Interest Income. Net interest income increased $49,000, or 3.27%, to $1.6 million for the three months ended June 30, 2018 from $1.5 million for the three months ended June 30, 2017, primarily as the result of a higher balance of net interest-earning assets, which represents total interest–earning assets, less total interest–bearing liabilities, and to a lesser extent, a higher net interest rate spread and net interest margin. Our average net interest-earning assets increased by $3.7 million, or 13.12%, to $31.9 million for the three months ended June 30, 2018 from $28.2 million for the three months ended June 30, 2017, due primarily to our growth in federal funds sold, interest-bearing deposits in other banks, time deposits in other banks and investments described above. Our net interest rate spread decreased by one basis point to 3.58% for the three months ended June 30, 2018 from 3.59% for the three months ended June 30, 2017 and our net interest margin increased by two basis points to 3.70% for the three months ended June 30, 2018 from 3.68% for the three months ended June 30, 2017.

Provisions for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance.

Provision for loan losses decreased by $250,000, or 76.92%, to $75,000 for the three months ended June 30, 2018 from a provision for loan losses for the three months ended June 30, 2017 of $325,000. We recorded net charge-offs of $50,000 and $0 for the three months ended June 30, 2018 and 2017, respectively. Non-performing loans totaled $673,000 at June 30, 2018 compared to $2.1 million at June 30, 2017. The decrease of $1.4 million in non-performing loans was the result of a decrease of $1.6 million in non-performing construction and land development loans offset by an increase of $212,000 in non-performing one-to four-family loans. Our non-performing loans to total loans decreased to 0.48% at June 30, 2018 from 1.48% at June 30, 2017. We reported a higher provision during the three months ended June 30, 2017 due to higher levels of non-performing and impaired loans at June 30, 2017. We have provided for losses that are probable and reasonably estimable at June 30, 2018.

Non-interest Income. Non-interest income decreased by $29,000, or 16.67%, to $145,000 for the three months ended June 30, 2018 from $174,000 for the three months ended June 30, 2017. The decrease was primarily due to decreases of $13,000 and $12,000 in the cash surrender value of bank-owned life insurance and gain on sale of loans, respectively.

Non-interest Expense. Non-interest expense increased by $101,000, or 7.77%, to $1.4 million for the three months ended June 30, 2018 from $1.3 million for the three months ended June 30, 2017. Salaries, director fees and employee benefits increased $68,000, or 9.33%, to $797,000 for the three months ended June 30, 2018 from $729,000 for the three months ended June 30, 2017 due to our investment in our employee base, including the senior management team and our sales and relationship management personnel, to help support our continued growth strategy. Professional fees increased $14,000, or 20.59%, to $82,000 for the three months ended June 30, 2018 from $68,000 for the three months ended June 30, 2017 primarily due to increased consulting fees relating to information technology system enhancements. Marketing expenses increased $13,000, or 52.00%, to $38,000 for the three months ended June 30, 2018 compared to $25,000 for the three months ended June 30, 2017 primarily due to marketing outlays to generate organic growth and investments in new products and services. We recorded a loss of $14,000 on the sale of foreclosed real estate for the three months ended June 30, 2017. We did not sell any foreclosed real estate during the three months ended June 30, 2018.

Income Tax Expense. Income tax expense increased by $38,000 to $73,000 for the three months ended June 30, 2018 from $35,000 for the three months ended June 30, 2017. The effective tax rate was 25.17% and 28.93% for the three months ended June 30, 2018 and 2017, respectively. The increase in tax expense was the result of an increase in income before income taxes of $169,000 to $290,000 for the three months ended June 30, 2018 from $121,000 for the three months ended June 30, 2017 offset by a decrease in the tax rate as the result of the passage of the Tax Cuts and Job Act (the “Act”) that was signed into law on December 22, 2017. The Act amended the Internal Revenue Code to reduce income tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Act reduces the federal corporate tax rate from a maximum 35% to a flat 21% tax rate. The effective tax rate for the three months ended June 30, 2017 was lower due to the higher level of nontaxable income during the three months ended June 30, 2017 with respect to the net income before taxes for the three months ended June 30, 2017.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and June 30, 2017

General. Net income was $473,000 for the six months ended June 30, 2018 compared to $265,000 for the six months ended June 30, 2017. The increase was due primarily to an increase in net interest income of $160,000, or 5.33%, to $3.2 million for the six months ended June 30, 2018 from $3.0 million for the six months ended June 30, 2017 and a decrease in the provision for loan losses of $225,000, or 60.00%, to $150,000 for the six months ended June 30, 2018 from $375,000 for the six months ended June 30, 2017. The increase was offset by an increase in non-interest expense of $157,000, or 6.28%, to $2.7 million for the six months ended June 30, 2018 from $2.5 million for the six months ended June 30, 2017.

Interest Income. Interest and dividend income increased $224,000, or 6.59%, to $3.6 million for the six months ended June 30, 2018 from $3.4 million for the six months ended June 30, 2017. The increase in interest income was due primarily to the increase in average interest-earning assets for the six months ended June 30, 2018 compared to the average interest earnings assets for the six months ended June 30, 2017.

Interest income on loans increased $151,000, or 4.87%, to $3.3 million for the six months ended June 30, 2018 from $3.1 million for the six months ended June 30, 2017. The increase was primarily due to an increase in the average balance of our loans as well as an increase in the average yield on our loans. Our average balance of loans increased $3.0 million, or 2.20%, to $139.1 million for the six months ended June 30, 2018 from $136.1 million for the six months ended June 30,

2017. Our average yield on loans increased 11 basis points to 4.77% for the six months ended June 30, 2018 from 4.66% for the six months ended June 30, 2017, as lower-yielding loans have been repaid or refinanced and replaced with higher-yielding loans.

Interest and dividends on federal funds sold, interest-bearing deposits in other banks, time deposits in other banks, and investments increased $73,000, or 33.03%, to $294,000 for the six months ended June 30, 2018 from $221,000 for the six months ended June 30, 2017. The average balances on federal funds sold, interest-bearing deposits in other banks, time deposits in other banks and investments increased $3.5 million, or 12.64%, to $31.2 million for the six months ended June 30, 2018 from $27.7 million for the six months ended June 30, 2017. The average rate we earned on federal funds sold, interest-bearing deposits in other banks, time deposits in other banks and investments increased 29 basis points to 1.90% for the six months ended June 30, 2018 from 1.61% for the six months ended June 30, 2017 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate increases.

Interest Expense. Interest expense increased $64,000, or 16.89%, to $443,000 for the six months ended June 30, 2018 from $379,000 for the six months ended June 30, 2017. Our average balance of interest-bearing liabilities increased $2.8 million, or 2.05%, to $139.4 million for the six months ended June 30, 2018 from $136.6 million for the six months ended June 30, 2017. Our average yield on interest-bearing deposits increased eight basis points to 0.64% for the six months ended June 30, 2018 from 0.56% for the six months ended June 30, 2017 primarily due to an increase in the average rate paid on certificates of deposit.

Net Interest Income. Net interest income increased $160,000, or 5.33%, to $3.2 million for the six months ended June 30, 2018 from $3.0 million for the six months ended June 30, 2017, primarily as the result of a higher balance of net interest-earning assets, which represents total interest–earning assets, less total interest–bearing liabilities and, to a lesser extent, a higher net interest rate spread and net interest margin. Our average net interest-earning assets increased by $4.2 million, or 15.73%, to $30.9 million for the six months ended June 30, 2018 from $26.7 million for the six months ended June 30, 2017. Our net interest rate spread increased by three basis points to 3.61% for the six months ended June 30, 2018 from 3.58% for the six months ended June 30, 2017 and our net interest margin increased by five basis points to 3.72% for the six months ended June 30, 2018 from 3.67% for the six months ended June 30, 2017.

Provisions for Loan Losses. Provisions for loan losses are charged to operations to establish and allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance.

Provision for loan losses decreased by $225,000, or 60.00%, to $150,000 for the six months June 30, 2018 from a provision for loan losses for the six months ended June 30, 2017 of $375,000. We recorded net charge-offs of $72,000 and $0 for six months ended June 30, 2018 and 2017, respectively. Non-performing loans totaled $673,000 at June 30, 2018 compared to $2.1 million at June 30, 2017. The decrease of $1.4 million in non-performing loans was the result of a decrease of $1.6 million in non-performing construction and land development loans offset by an increase of $212,000 in non-performing one-to four-family loans. Our non-performing loans to total loans decreased to 0.48% at June 30, 2018 from 1.48% at June 30, 2017. We reported a higher provision during the six months ended June 30, 2017 due to higher levels of non-performing and impaired loans at June 30, 2017. We have provided for losses that are probable and reasonably estimable at June 30, 2018.

Non-interest Income. Non-interest income decreased by $10,000, or 3.27%, to $296,000 for the six months ended June 30, 2018 from $306,000 for the six months ended June 30, 2017. The decrease was primarily due to decreases of $7,000 and $22,000 in service fees on deposit accounts and cash surrender value of bank-owned life insurance, respectively, offset by an increase of $25,000 in gain on sale of loans.

Non-interest Expense. Non-interest expense increased by $157,000, or 6.28%, to $2.7 million for the six months ended June 30, 2018 from $2.5 million for the six months ended June 30, 2017. Salaries, director fees and employee benefits increased $105,000, or 7.00%, to $1.6 million for the six months ended June 30, 2018 from $1.5 million for the six months ended June 30, 2017 due to our investment in our employee base, including the senior management team and our sales and relationship management personnel, to help support our continued growth strategy. Professional fees increased $38,000, or 31.40%, to $159,000 for the six months ended June 30, 2018 from $121,000 for the six months ended June 30, 2017 primarily due to increased consulting fees relating to information technology system enhancements. Marketing expenses increased $15,000, or 25.42%, to $74,000 for the six months ended June 30, 2018 compared to $59,000 for the six months ended June 30, 2017 primarily due to marketing outlays to generate organic growth and investments in new products and services. We recorded a loss of $14,000 on the sale of foreclosed real estate for the six months ended June 30, 2017. We did not sell any foreclosed real estate during the six months ended June 30, 2018.

Income Tax Expense. Income tax expense increased by $10,000, to $153,000 for the six months ended June 30, 2018 from $143,000 for the six months ended June 30, 2017. The effective tax rate was 24.44% and 35.05% for the six months ended June 30, 2018 and 2017, respectively. The increase in tax expense was the result of an increase in income before income taxes of $218,000, or 53.43% to $626,000 for the six months ended June 30, 2018 from $408,000 for the six months ended June 30, 2017 offset by a decrease in the tax rate as the result of the passage of the Tax Cuts and Job Act (the “Act”) that was signed into law on December 22, 2017. The Act amended the Internal Revenue Code to reduce income tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Act reduces the federal corporate tax rate from a maximum 35% to a flat 21% tax rate.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to funds current and planned expenditures. Our primary sources of funds are deposits and, principal and interest payments on loans and securities. We also have the ability to borrow funds from the Federal Home Loan Bank of Atlanta, and we have credit availability with a correspondent bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2018.

We monitor and adjust our investments in liquid assets based upon our assessments of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset liability management program. Excess liquid assets are invested generally in interest-earning deposits and short and intermediate securities.

Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $19.0 million, which included, $715,000 in cash and due from banks and interest-bearing deposits in other banks of $18.3 million. Time deposits in other banks and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $5.2 million and $7.8 million, respectively at June 30, 2018.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $701,000 and $59,000 for the six months ended June 30, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay-downs on mortgage-backed securities was $224,000 and $19.4 million for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts was $6.0 million and $7.8 million for the six months ended June 30, 2018 and 2017, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2018 totaled $29.7 million, or 18.56% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2018, Chesapeake Bank of Maryland exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Historical and Pro Forma Regulatory Capital Compliance.”

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2018, we had outstanding commitments to originate loans of $18.5 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 12a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by the quarterly report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company and Banks of the Chesapeake, M.H.C. are not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s consolidated financial condition and results of operations.

Item 1A – Risk Factors

In addition to the information discussed in this quarterly report, you should carefully consider factors disclosed under “Risk Factors” in our Prospectus dated August 7, 2018, filed with the Securities and Exchange Commission on August 15, 2018, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem not to be material, may also affect us.

Item 2 – Unregistered Sales of Equity Securities and Use or Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.0	Section 1350 Certifications

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBM BANCORP, INC.

Dated: September 20, 2018	By:	/s/ Joseph M. Solomon
Joseph M. Solomon
President
(principal executive officer)

Dated: September 20, 2018	By:	/s/ Jodi L. Beal
Jodi L. Beal
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)