Form 10-Q
period 2018-09-30
CBM BANCORP, INC.
filed 2018-11-14
CIK 1742089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                    .

001-38680

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 14, 2018, the numbers of shares of common stock outstanding was 4,232,000.

CBM Bancorp, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1	– Consolidated Financial Statements

CBM Bancorp, Inc.

Consolidated Statements of Financial Condition

September 30, 2018 (Unaudited) and December 31, 2017

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$881,939	$671,038
Interest-bearing deposits in other banks	49,812,245	11,359,234

Cash and cash equivalents	50,694,184	12,030,272

Time deposits in other banks	3,968,000	4,960,000
Securities available for sale, at fair value	6,784,630	6,923,668
Securities held to maturity, at amortized cost	2,846,292	3,323,446
Federal Home Loan Bank stock, at cost	245,200	242,100
Loans held for sale	423,143	1,218,350
Loans, net of unearned fees	144,458,724	140,085,471
Allowance for loan losses	(1,191,267)	(1,038,405)

Net loans	143,267,457	139,047,066
Accrued interest receivable	583,923	526,811
Bank-owned life insurance	4,590,377	5,367,468
Premises and equipment, net	1,917,018	1,926,938
Foreclosed real estate	865,000	865,000
Deferred income taxes	885,207	1,081,801
Prepaid expenses and other assets	416,799	389,617

Total assets	$217,487,230	$177,902,537

Liabilities and Equity
Liabilities
Noninterest-bearing deposits	$18,440,675	$16,465,761
Interest-bearing deposits	137,236,250	138,320,643

Total deposits	155,676,925	154,786,404
Advances by borrowers for taxes and insurance	654,937	566,276
Accounts payable and other liabilities	935,609	946,527

Total liabilities	157,267,471	156,299,207

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 24,000,000 shares; issued and outstanding 4,232,000 shares at September 30, 2018	42,320	—
Additional paid in capital	41,220,201	—
Retained earnings	22,459,840	21,653,191
Unearned ESOP shares	(3,370,600)	—
Accumulated other comprehensive loss	(132,002)	(49,861)

Total stockholders’ equity	60,219,759	21,603,330

Total liabilities and stockholders’ equity	$217,487,230	$177,902,537

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2018 and 2017

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and dividend income
Interest and fees on loans	$1,703,567	$1,648,653	$4,996,564	$4,790,407
Interest and dividends on investments	226,982	116,430	521,303	337,763

Total interest income	1,930,549	1,765,083	5,517,867	5,128,170

Interest expense
Interest on deposits	253,311	202,163	696,724	578,584
Interest on borrowings	—	14,722	—	17,251

Total interest expense	253,311	216,885	696,724	595,835

Net interest income	1,677,238	1,548,198	4,821,143	4,532,335
Provision for loan losses	75,000	525,000	225,000	900,000

Net interest income after provision for loan losses	1,602,238	1,023,198	4,596,143	3,632,335

Non-interest income
Service fees on deposit accounts	33,635	37,210	101,171	112,268
Income from bank-owned life insurance	67,746	190,495	108,681	253,683
Gain on sale of loans held for sale	44,467	28,148	168,324	126,899
Gain on sale of foreclosed real estate	—	36,288	—	22,548
Other non-interest income	31,537	33,777	95,730	103,250

Total non-interest income	177,385	325,918	473,906	618,648

Non-interest expense
Salaries, director fees and employee benefits	810,946	723,071	2,389,235	2,195,936
Premises and equipment	116,583	101,992	336,116	318,018
Data processing	134,743	129,671	404,873	382,473
Professional fees	65,943	69,543	224,455	190,857
FDIC premiums and regulatory assessments	31,529	42,494	94,158	107,720
Marketing	23,623	34,323	97,779	93,234
Other operating expenses	166,131	160,873	467,153	467,473

Total non-interest expense	1,349,498	1,261,967	4,013,769	3,755,711

Income before income taxes	430,125	87,149	1,056,280	495,272
Income tax expense	105,913	—	259,452	142,851

Net income	$324,212	$87,149	$796,828	$352,421

Earnings per common share
Basic	$0.33	N/A	$0.27	N/A
Diluted	$0.33	N/A	$0.27	N/A

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended September 30, 2018 and 2017

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$324,212	$87,149	$796,828	$352,421
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities available for sale	(19,583)	2,254	(99,776)	70,287
Income tax benefit (expense) relating to investment securities available for sale	5,389	(918)	27,456	(27,728)

Other comprehensive income (loss)	(14,194)	1,336	(72,320)	42,559

Total comprehensive income	$310,018	$88,485	$724,508	$394,980

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2018 and 2017

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, January 1, 2017	$—	$—	$21,652,205	$—	$(49,662)	$21,602,543
Net income	—	—	352,421	—	—	352,421
Other comprehensive income	—	—	—	—	42,559	42,559

Balance, September 30, 2017	$—	$—	$22,004,626	$—	$(7,103)	$21,997,523

Balance, January 1, 2018	$—	$—	$21,653,191	$—	$(49,861)	$21,603,330
Net income	—	—	796,828	—	—	796,828
Other comprehensive loss	—	—	—	—	(72,320)	(72,320)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	9,821	—	(9,821)	—
Issuance of common stock	42,320	41,220,201	—	—	—	41,262,521
Stock purchased by the ESOP	—	—	—	(3,385,600)	—	(3,385,600)
ESOP shares committed to be released	—	—	—	15,000	—	15,000

Balance, September 30, 2018	$42,320	$41,220,201	$22,459,840	$(3,370,600)	$(132,002)	$60,219,759

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2018 and 2017

	For the Nine Months
	Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$796,828	$352,421
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of securities	(5,634)	(5,058)
Gain on sale of loans held for sale	(168,324)	(126,899)
Originations of loans held for sale	(6,543,907)	(4,640,831)
Proceeds from sales of loans held for sale	7,507,438	5,067,171
Amortization of deferred loan origination costs, net of fees	(54,423)	(90,609)
Provision for loan losses	225,000	900,000
Increase in accrued interest receivable	(57,112)	(63,131)
Increase in cash surrender value of life insurance	(105,187)	(182,231)
Depreciation and amortization	122,031	117,922
Gain on sales of foreclosed real estate	—	(22,548)
ESOP compensation expense	15,000	—
Deferred income tax	224,050	142,851
Increase in prepaid expenses and other assets	(27,182)	(31,677)
Increase (decrease) in accounts payable and other liabilities	(10,918)	47,509

Net cash provided by operating activities	1,917,660	1,464,890

Cash flows from investing activities:
Net maturities of time deposits in other banks	992,000	1,988,000
Proceeds from maturities, payments and calls of held to maturity securities	480,094	797,267
Purchases of available for sale securities	(958,044)	(3,006,918)
Proceeds from maturities of available for sale securities	1,000,000	—
Purchases of Federal Home Loan Bank stock	(3,100)	(258,800)
Net increase in loans	(4,390,968)	(18,145,819)
Proceeds from redemption of bank owned life insurance	882,278	1,724,056
Purchases of premises and equipment	(112,111)	(143,747)
Proceeds from sale of foreclosed real estate	—	382,148

Net cash used in investing activities	(2,109,851)	(16,663,813)

Cash flows from financing activities:
Net increase in deposits	890,521	2,528,260
Net increase in advances by borrowers	88,661	167,479
Net proceeds from borrowings	—	4,000,000
Proceeds from issuance of common stock	41,262,521	—
Purchase of ESOP shares	(3,385,600)	—

Net cash provided by financing activities	38,856,103	6,695,739

Net increase (decrease) in cash and cash equivalents	38,663,912	(8,503,184)
Cash and cash equivalents, beginning balance	12,030,272	21,443,369

Cash and cash equivalents, ending balance	$50,694,184	$12,940,185

Supplemental disclosure of cash flows information:
Cash paid for interest	$696,976	$595,950
Cash paid for income taxes	—	—

Supplemental disclosure of noncash investing and financing activities:
Foreclosed real estate acquired in settlement of loans	$—	$—

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

Basis of Presentation

Pursuant to the terms and conditions of a plan of conversion and reorganization, adopted by its Board of Directors and approved by its members, Banks of the Chesapeake, M.H.C. converted from the mutual holding company corporate structure to the public stock holding company structure as follows: CBM Bancorp, Inc. (“CBM Bancorp” or “Company”) was incorporated on May 22, 2018 to serve as the successor holding company for Chesapeake Bank of Maryland (“Bank”), which was at that time the wholly owned subsidiary of Banks of the Chesapeake, M.H.C. On September 27, 2018, in accordance with the plan of conversion and reorganization, CBM Bancorp became the parent holding company for the Bank and Banks of the Chesapeake, M.H.C. merged with and into CBM Bancorp, with the Company as the surviving corporation. Upon consummation of the merger, Banks of the Chesapeake, M.H.C. ceased to exist.

The conversion and reorganization was accomplished through the sale and issuance of 4,232,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $41.3 million, net of offering expenses, year to date, of approximately $1.1 million. Approximately 50% of the net proceeds of the offering, or $20.5 million was contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In connection with the conversion and reorganization, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 338,560 shares of common stock sold in the offering.

The plan of conversion and reorganization provided for the establishment of a liquidation account by CBM Bancorp for the benefit of eligible account holders in an amount equal to the value of the net assets of Banks of the Chesapeake, M.H.C. as of the date of the latest statement of financial condition of Banks of the Chesapeake, M.H.C. prior to the consummation of the conversion and reorganization. The plan of conversion and reorganization also provided for the establishment of a parallel liquidation account in the Bank to support the CBM Bancorp liquidation account in the event CBM Bancorp does not have sufficient assets to fund its obligations under the CBM Bancorp liquidation account.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period. For further information, refer to the Bank’s annual audited consolidated financial statements and related notes for the year ended December 31, 2017 included in the Company’s prospectus dated August 7, 2018.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies (Continued)

Nature of Operations

CBM Bancorp, Inc.’s primary business is the ownership and operation of the Bank, a community-oriented federal stock savings bank regulated by the Office of the Comptroller of the Currency. The Bank’s primary business activity is the acceptance of deposits from the general public and using the proceeds for loan originations and investments. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by the regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of CBM Bancorp, Inc. and the Bank, its wholly owned subsidiary. Material intercompany accounts and transactions have been eliminated in consolidation.

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

Securities classified as available for sale are carried at fair value and are those securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Unrealized gains and losses are reported as increases or decreases in other comprehensive income. Realized gains and losses, determined on the basis of the cost of the specific securities sold, are included in earnings on a trade date basis. Premiums and discounts are recognized in interest income using a method which approximates the interest method over the terms of the securities. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies (Continued)

Federal Home Loan Bank Stock

Federal Home Loan Bank of Atlanta (“FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Standards related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock represents the required investment in the common stock of the Federal Home Loan Bank of Atlanta according to a predetermined formula. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of September 30, 2018 and December 31, 2017, the Bank owned shares totaling $245,200 and $242,100, respectively.

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

CBM Bancorp, Inc.

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

Bank-Owned Life Insurance (“BOLI”)

The Bank maintains life insurance policies on certain present and former directors. These policies are split-dollar or director insurance policies. Under the split-dollar insurance policies, the Bank pays the premiums and upon the death of the insured, the Bank will receive an amount equal to the premiums paid on the policy from the policy date to the date of death. Any remaining proceeds will be paid to the beneficiary. If the policy is surrendered before the date of death, the Bank will receive the lesser of the cash surrender value or the sum of the premiums paid on the policy from the policy date to the date of surrender. Under the director insurance policies, the Bank receives the cash surrender value if the policy is surrendered, or receives all benefits payable upon the death of the insured. As of September 30, 2018 and December 31, 2017, $133,097 and $162,946, respectively, was included in other liabilities related to the split-dollar insurance policies.

CBM Bancorp, Inc.

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

Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Weighted average shares exclude unallocated ESOP shares. Diluted earnings per share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies (Continued)

Supplemental Executive Retirement Plan

The Bank has a Supplemental Executive Retirement Plan (“SERP”), which provides supplemental retirement benefits to the Chief Executive Officer of the Bank. The SERP provides for annual payments of $30,000 for ten years upon reaching retirement age of 65.

Concentrations of Credit Risk

The Bank had approximately $1,047,000 and approximately $137,000 in deposits in other financial institutions in excess of amounts insured by the FDIC, as of September 30, 2018 and December 31, 2017, respectively. The Bank’s management considers this a normal business risk. The Bank also maintains accounts with brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation.

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

CBM Bancorp, Inc.

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

ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. FASB financial reporting guidance requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date inclusive of the income tax effects of items in accumulated other comprehensive income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. The amendments better reflect the appropriate tax rate. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. We have adopted the ASU as of January 1, 2018. The adjustment of $9,821 increased retained earnings and increased the accumulated other comprehensive loss in the first quarter of 2018.

Note 2. Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at September 30, 2018 and December 31, 2017, are as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$5,460,450	$—	$135,365	$5,325,085
Municipal securities	1,506,296	—	46,751	1,459,545

	$6,966,746	$—	$182,116	$6,784,630

Securities Held to Maturity
Residential mortgage-backed securities	$2,846,292	$78,940	$1,300	$2,923,932

CBM Bancorp, Inc.

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

The amortized cost and estimated fair value of securities as of September 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,000,000	$985,604	$—	$—
Due after one year through five years	5,463,616	5,311,386	—	—
Due five years to ten years	503,130	487,640	—	—
Due after ten years	—	—	—	—
Mortgage-backed, in monthly installments	—	—	2,846,292	2,923,932

	$6,966,746	$6,784,630	$2,846,292	$2,923,932

	December 31, 2017
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,000,000	$995,925	$—	$—
Due after one year through five years	5,502,565	5,424,288	—	—
Due five years to ten years	503,443	503,455	—	—
Due after ten years	—	—	—	—
Mortgage-backed, in monthly installments	—	—	3,323,446	3,506,570

	$7,006,008	$6,923,668	$3,323,446	$3,506,570

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2. Securities (Continued)

Securities with gross unrealized losses at September 30, 2018 and December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	September 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
U.S. Government and Federal Agency obligations	$954,363	$7,100	$4,370,722	$128,265	$5,325,085	$135,365
Municipal obligations	1,459,545	46,751	—	—	1,459,545	46,751

	$2,413,908	$53,851	$4,370,722	$128,265	$6,784,630	$182,116

Securities Held to Maturity
Residential mortgage-backed securities	$449,754	$1,300	$—	$—	$449,754	$1,300

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
U.S. Government and Federal Agency obligations	$1,485,930	$12,853	$3,938,063	$61,937	$5,423,993	$74,790
Municipal obligations	996,220	7,562	—	—	996,220	7,562

	$2,482,150	$20,415	$3,938,063	$61,937	$6,420,213	$82,352

Securities Held to Maturity
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—

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

At September 30, 2018, the Bank held eleven investments with gross unrealized losses totaling $183,416. At December 31, 2017, the Bank held eight investments with gross unrealized losses totaling $82,352.

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

There were no securities pledged as of September 30, 2018 and December 31, 2017.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3. Loans

The Bank makes loans to customers primarily in the Baltimore Metropolitan Area and its surrounding counties. The principal loan portfolio segment balances at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
Real estate loans
One-to four-family	$69,301,180	$67,192,415
Home equity loans and lines of credit	8,072,429	9,539,606
Construction and land development	9,990,514	9,333,394
Nonresidential	51,438,876	48,968,708

Total real estate loans	138,802,999	135,034,123

Other loans
Commercial	5,296,630	4,604,087
Consumer	528,669	577,006

Total other loans	5,825,299	5,181,093

Total loans	144,628,298	140,215,216

Net deferred loan origination fees and costs	(169,574)	(129,745)
Allowance for loan losses	(1,191,267)	(1,038,405)

Total loans, net	$143,267,457	$139,047,066

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the balance sheet. Overdrafts were $6,793 and $9,683 at September 30, 2018 and December 31, 2017, respectively.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3. Loans (Continued)

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

•

Commercial loans - Commercial loans are made to provide funds for equipment and general corporate needs. Repayment of the loan primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or finance a percentage of eligible receivables and inventory.

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

A loan is considered past due or delinquent when a contractual payment is not paid on the day it is due. A loan in considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all loans secured by real estate by the fair value of the collateral if the loan is collateral dependent. If the loan repayment is not deemed collateral dependent, impairment is measured on the net present value of the expected discounted future cash flows.

CBM Bancorp, Inc.

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

The following tables summarize the activity in the allowance for losses for the three and nine months ended September 30, 2018 and 2017 and for the year ended December 31, 2017 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of September 30, 2018, September 30, 2017 and December 31, 2017.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of September 30, 2018
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Allowance for loans losses:

Beginning Balance - July 1, 2018	$202,457	$70,328	$171,304	$591,189	$30,137	$16,801	$34,051	$1,116,267
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision	37,553	(22,155)	37,955	4,724	(1,006)	(79)	18,008	75,000

Ending Balance - September 30, 2018	$240,010	$48,173	$209,259	$595,913	$29,131	$16,722	$52,059	$1,191,267

Beginning Balance - January 1, 2018	$238,148	$83,129	$173,167	$446,576	$44,199	$15,933	$37,253	$1,038,405
Charge-offs	(88,000)	—	—	—	—	—	—	(88,000)
Recoveries	7,563	—	8,299	—	—	—	—	15,862
Provision	82,299	(34,956)	27,793	149,337	(15,068)	789	14,806	225,000

Ending Balance - September 30, 2018	$240,010	$48,173	$209,259	$595,913	$29,131	$16,722	$52,059	$1,191,267

Ending balance: individually evaluated for impairment	$—	$1,178	$7,267	$—	$—	$5,901	$—	$14,346

Ending balance: collectively evaluated for impairment	$240,010	$46,995	$201,992	$595,913	$29,131	$10,821	$52,059	$1,176,921

Loans:
Ending balance	$69,301,180	$8,072,429	$9,990,514	$51,438,876	$5,296,630	$528,669		$144,628,298

Ending balance: individually evaluated for impairment	$726,891	$142,847	$210,815	$—	$—	$5,901		$1,086,454

Ending balance: collectively evaluated for impairment	$68,574,289	$7,929,582	$9,779,699	$51,438,876	$5,296,630	$522,768		$143,541,844

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of September 30, 2017
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Allowance for loans losses:

Beginning Balance - July 1, 2017	$126,856	$77,641	$536,051	$226,273	$73,006	$13,990	$2,201	$1,056,018
Charge-offs	(19,471)	—	(651,039)	—	—	(1,697)	—	(672,207)
Recoveries	—	—	—	—	—	150	—	150
Provision	119,071	(7,542)	317,977	59,022	(13,320)	5,559	44,233	525,000

Ending Balance - September 30, 2017	$226,456	$70,099	$202,989	$285,295	$59,686	$18,002	$46,434	$908,961

Beginning Balance - January 1, 2017	$74,483	$90,868	$308,507	$100,112	$55,066	$12,955	$39,375	$681,366
Charge-offs	(19,471)	—	(651,039)	—	—	(2,195)	—	(672,705)
Recoveries	—	—	—	—	—	300	—	300
Provision	171,444	(20,769)	545,521	185,183	4,620	6,942	7,059	900,000

Ending Balance - September 30, 2017	$226,456	$70,099	$202,989	$285,295	$59,686	$18,002	$46,434	$908,961

Ending balance: individually evaluated for impairment	$66,533	$2,134	$—	$—	$—	$6,438	$—	$75,105

Ending balance: collectively evaluated for impairment	$159,923	$67,965	$202,989	$285,295	$59,686	$11,564	$46,434	$833,856

Loans:
Ending balance	$69,026,545	$9,841,296	$10,730,305	$48,187,130	$4,521,640	$587,520		$142,894,436

Ending balance: individually evaluated for impairment	$758,714	$67,241	$1,233,338	$—	$—	$6,438		$2,065,731

Ending balance: collectively evaluated for impairment	$68,267,831	$9,774,055	$9,496,967	$48,187,130	$4,521,640	$581,082		$140,828,705

CBM Bancorp, Inc.

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

CBM Bancorp, Inc.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of the loan portfolio quality indicators by loan class recorded investment as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$68,574,289	$7,915,576	$8,963,824	$49,786,551
Special Mention	—	59,875	815,875	1,652,325
Substandard	726,891	96,978	210,815	—
Doubtful	—	—	—	—

	$69,301,180	$8,072,429	$9,990,514	$51,438,876

	Commercial	Consumer	Totals
Grade:
Pass	$5,296,630	$522,768	$141,059,638
Special Mention	—	—	2,528,075
Substandard	—	5,901	1,040,585
Doubtful	—	—	—

	$5,296,630	$528,669	$144,628,298

	December 31, 2017
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$66,478,078	$9,354,616	$8,329,593	$48,467,012
Special Mention	9,082	82,656	880,463	—
Substandard	705,255	102,334	123,338	501,696
Doubtful	—	—	—	—

	$67,192,415	$9,539,606	$9,333,394	$48,968,708

	Commercial	Consumer	Totals
Grade:
Pass	$4,604,087	$569,667	$137,803,053
Special Mention	—	—	972,201
Substandard	—	7,339	1,439,962
Doubtful	—	—	—

	$4,604,087	$577,006	$140,215,216

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table sets forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$204,234	$—	$454,435	$658,669	$68,642,511	$69,301,180	$—	$726,891
Home equity loans and lines of credit	—	—	96,978	96,978	7,975,451	8,072,429	—	96,978
Construction and land development	—	—	210,815	210,815	9,779,699	9,990,514	—	210,815
Nonresidential	822,130	—	—	822,130	50,616,746	51,438,876	—	—

Other loans:
Commercial	209,907	—	—	209,907	5,086,723	5,296,630	—	—
Consumer	—	6,295	—	6,295	522,374	528,669	—	—

Total loans	$1,236,271	$6,295	$762,228	$2,004,794	$142,623,504	$144,628,298	$—	$1,034,684

	December 31, 2017
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$9,082	$—	$705,255	$714,337	$66,478,078	$67,192,415	$—	$705,255
Home equity loans and lines of credit	12,517	104,439	—	116,956	9,422,650	9,539,606	—	49,088
Construction and land development	—	—	123,338	123,338	9,210,056	9,333,394	—	123,338
Nonresidential	1,022,670	—	—	1,022,670	47,946,038	48,968,708	—	—

Other loans:
Commercial	—	—	—	—	4,604,087	4,604,087	—	—
Consumer	1,062	—	—	1,062	575,944	577,006	—	—

Total loans	$1,045,331	$104,439	$828,593	$1,978,363	$138,236,853	$140,215,216	$—	$877,681

At September 30, 2018 and December 31, 2017 there were no loans 90 days past due and still accruing interest. At September 30, 2018, the Bank had thirteen loans on non-accrual status with foregone interest in the amount of $33,850. At December 31, 2017, the Bank had eight loans on non-accrual status with foregone interest in the amount of $23,069.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans for the three and nine months ended September 30, 2018 and 2017 and the year ended and December 31, 2017:

	Impaired Loans at September 30, 2018			Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$726,891	$785,890	$—	$758,508	$4,212	$794,549	$24,943
Home equity loans and lines of credit	96,978	96,978	—	97,098	258	99,646	2,582
Construction and land development	123,338	123,338	—	123,338	—	123,338	—
With an allowance recorded:
Home equity loans and lines of credit	$45,869	$45,869	$1,178	$46,823	$493	$47,479	$2,182
Construction and land development	87,477	87,477	7,267	87,551	356	87,916	2,145
Consumer	5,901	5,901	5,901	5,952	82	6,089	280
Total
One-to four-family	$726,891	$785,890	$—	$758,508	$4,212	$794,549	$24,943
Home equity loans and lines of credit	142,847	142,847	1,178	143,921	751	147,125	4,764
Construction and land development	210,815	210,815	7,267	210,889	356	211,254	2,145
Consumer	5,901	5,901	5,901	5,952	82	6,089	280

	Impaired Loans at September 30, 2017			Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$422,607	$422,607	$—	$423,220	$1,039	$424,711	$8,789
Home equity loans and lines of credit	16,790	16,790	—	17,060	293	17,563	953
Construction and land development	1,223,338	1,884,377	—	1,552,095	—	1,714,854	23,117
With an allowance recorded:
One-to four-family	$336,107	$336,107	$66,533	$336,901	$3,231	$338,462	$9,744
Home equity loans and lines of credit	50,451	50,451	2,134	51,806	941	53,493	2,728
Consumer	6,438	6,438	6,438	6,493	82	6,697	403
Total
One-to four-family	$758,714	$758,714	$66,533	$760,121	$4,270	$763,173	18,533
Home equity loans and lines of credit	67,241	67,241	2,134	68,866	1,234	71,056	3,681
Construction and land development	1,233,338	1,884,377	—	1,552,095	—	1,714,854	23,117
Consumer	6,438	6,438	6,438	6,493	82	6,697	403

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$524,625	$524,625	$—	$530,533	$14,018
Construction and land development	123,338	123,338	—	116,714	2,503
With an allowance recorded:
One-to four-family	$180,630	$180,630	$58,542	$182,471	$5,153
Home equity loans and lines of credit	69,334	69,334	21,899	73,734	4,742
Consumer	6,277	6,277	6,277	6,646	484
Total
One-to four-family	$705,255	$705,255	$58,542	$713,004	$19,171
Home equity loans and lines of credit	69,334	69,334	21,899	73,734	4,742
Construction and land development	123,338	123,338	—	116,714	2,503
Consumer	6,277	6,277	6,277	6,646	484

Impaired loans also include certain loans that have been modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally nonaccrual loans that are modified and are considered TDRs are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. A summary of TDRs at September 30, 2018 and December 31, 2017 are as follows:

September 30, 2018	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$120,380	$120,380
Home equity loans and lines of credit	1	45,869	—	45,869
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

	2	$45,869	$120,380	$166,249

December 31, 2017	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$180,630	$180,630
Home equity loans and lines of credit	1	—	49,088	49,088
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

	2	$—	$229,718	$229,718

The Bank had two TDRs at September 30, 2018 totaling $166,249 and two TDRs at December 31, 2017 totaling $229,718. For the nine months ended September 30, 2018, one TDR was written down by $58,000 to the current fair market value of the underlying collateral. For the year ended December 31, 2017, two restructured loans paid in full and the Bank identified an additional loan as a TDR. This loan was restructured with both an extension of the original term by five years and a rate modification to reduce the interest rate on the remaining balance of the loan. There were no principal reductions or forgiveness of principal for the loans that were restructured. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified. There were no nonperforming

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

TDRs reclassified to nonperforming loans during the nine months ended September 30, 2018 and September 30, 2017. During 2017, a previously performing one-to four-family TDR in the amount of $180,630 was reclassified to a nonperforming loan as of December 31, 2017. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual.

If loans modified in a TDR subsequently default, the Bank evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

Note 5. Foreclosed Real Estate

At both September 30, 2018 and December 31, 2017, the Bank had $865,000 in foreclosed real estate. The Bank did not dispose of any foreclosed real estate during the nine months ended September 30, 2018. The Bank disposed of foreclosed real estate during the nine months ended September 30, 2017 and the twelve months ended December 31, 2017 in the amount of $382,148 and recorded a gain on the transactions of $22,548.

The following table summarizes changes in foreclosed real estate for the nine months ended September 30, 2018 and 2017 and for the year ended December 31, 2017, which are measured on a nonrecurring basis using significant unobservable, Level 3, inputs:

	September 30,		December 31,
	2018	2017	2017
Balance, beginning of period	$865,000	$1,439,600	$1,439,600
Transfer to foreclosed real estate	—	—	—
Proceeds from sale of foreclosed real estate	—	(382,148)	(382,148)
Gain (loss) on sale of foreclosed real estate	—	22,548	22,548
Write-down of foreclosed real estate	—	—	(215,000)

Balance, end of period	$865,000	$1,080,000	$865,000

At September 30, 2018 there were two residential real estate loans totaling $185,262 in the process of foreclosure. At December 31, 2017 there were three residential first lien loans totaling $271,482 and one construction and land development lien in the amount of $123,338 in the process of foreclosure. At September 30, 2018 and December 31, 2017, there were no residential real estate properties included in foreclosed real estate.

Note 6. Deposits

Deposits are summarized as follows:

	September 30,	December 31,
	2018	2017
Noninterest-bearing demand	$18,440,675	$16,465,761
Interest-bearing demand	23,602,914	25,178,229
Money market	12,030,817	13,500,742
Savings	24,662,111	24,605,557
Certificates of deposit	76,940,408	75,036,115

Total deposits	$155,676,925	$154,786,404

Deposit accounts in the Bank are federally insured up to $250,000 per depositor. The aggregate amount of time deposits with balances of $250,000 or more totaled $11,915,760 and $9,639,403 at September 30, 2018 and December 31, 2017, respectively.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6. Deposits (Continued)

At September 30, 2018 and December 31, 2017, certificates of deposit and their remaining maturities were as follows:

September 30,
2019	$31,354,483
2020	16,108,011
2021	14,008,759
2022	7,101,711
2023	8,367,444

$76,940,408

December 31,
2018	$29,502,622
2019	20,665,546
2020	10,756,925
2021	7,574,830
2022	6,536,192

$75,036,115

Deposit balances of officers and directors totaled $531,523 and $788,500 at September 30, 2018 and December 31, 2017, respectively.

Note 7. Borrowings

The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) that allows it to obtain advances secured by assets owned by the Bank. Total advances are limited to 25% of the Bank’s total assets. As of September 30, 2018 and December 31, 2017, the Bank had availability of $46,000,000 and $45,400,000, respectively, with FHLB. As of September 30, 2018 and December 31, 2017, the Bank pledged a portion of its one-to four-family residential mortgages as collateral. The amount of loans that were deemed eligible to pledge as collateral totaled approximately $50,150,000 and $49,760,000 at September 30, 2018 and December 31, 2017, respectively. The Bank had no outstanding advances at September 30, 2018 and December 31, 2017.

The Bank also has a $2,000,000 secured federal funds line of credit available with another financial institution, for which no amounts were outstanding as of September 30, 2018 and December 31, 2017.

Note 8. Employee Stock Ownership Plan

In connection with the Bank’s mutual to stock conversion in September 2018, the Bank established the Chesapeake Bank of Maryland Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP purchased 338,560 shares of Company common stock in the Company’s initial public offering at $10.00 per share with the proceeds of a ten (10) year loan from the Company. The Bank expects to make annual contributions to the ESOP equal to the principal and interest, due on the loan. However, the Bank may prepay the principal of the note, partially or in full and without penalty or premium at any time and from time to time without prior notice to the holder. Any dividends declared on Company common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. As the ESOP loan is repaid, shares of Company common stock pledged as collateral for the loan are released from the loan suspense account for allocation to Plan participants on the basis of each active participant’s proportional share of compensation. Participants vest 100% in their ESOP allocations after three years of service. In connection with the implementation of the ESOP, participants were given credit for past service with the Bank for vesting purposes. Participants will become fully vested upon age 65, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service. The plan reallocates any unvested shares of common stock forfeited upon termination of employment among the remaining participants in the plan.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8. Employee Stock Ownership Plan (Continued)

The ESOP compensation expense for the three and nine months ended September 30, 2018 and 2017 was $15,000 and $0, respectively. This amount represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. At September 30, 2018, there were 338,560 shares not yet released having an aggregate market value of approximately $4,300,000.

Note 9. Earnings Per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per share until they are committed to be released. The Company has no dilutive potential common shares for the three and nine months ended September 30, 2018. Because the mutual to stock conversion was not completed until September 2018, the earnings per share data are not presented for the three and nine months ended September 30, 2017.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net income	$324,212	$796,828

Weighted average common shares outstanding	3,893,440	3,893,440

Earnings per common share, basic and diluted	$0.33	$0.27

Note 10. Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by Federal banking agenices. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. These capital requirements were modified in 2013 with the Basel III capital rules, which establish a new comprehensive capital framework for U.S. banking organizations. The Bank became subject to the new rules on January 1, 2015, with a phase-in period for many of the new provisions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital to Risk Weighted Assets and of Tier 1 Capital to Average Assets. Management believes, as of September 30, 2018 and December 31, 2017, all applicable capital adequacy requirements have been met.

The most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based capital, Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets, ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10. Regulatory Capital Requirements

The actual and required capital amounts and ratios of the Bank as of September 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.875% capital conservation buffer phase-in)		To Be Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of September 30, 2018:
Common equity tier 1 capital (to risk-weighted assets)	$39,545	30.02%	$8,396	>6.375%	$8,561	> 6.5%
Total risk-based capital (to risk-weighted assets)	40,771	30.96%	13,006	>9.875%	13,171	>10.0%
Tier 1 capital (to risk-weighted assets)	39,545	30.02%	10,372	>7.875%	10,537	>8.0%
Tier 1 capital (to average assets)	39,545	20.20%	7,831	>4.000%	9,789	>5.0%

As of December 31, 2017:
Common equity tier 1 capital (to risk-weighted assets)	$21,348	16.64%	$7,376	>5.750%	$8,338	>6.5%
Total risk-based capital (to risk-weighted assets)	22,421	17.48%	11,866	>9.250%	12,828	>10.0%
Tier 1 capital (to risk-weighted assets)	21,348	16.64%	9,300	>7.250%	10,263	>8.0%
Tier 1 capital (to average assets)	21,348	11.94%	7,150	>4.000%	8,937	>5.0%

Note 11. Fair Value Measurements

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 11. Fair Value Measurements (Continued)

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and securities dare included within Level 2 of the hierarchy. As of September 30, 2018 and December 31, 2017 the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2018
Securities available for sale:
U.S. Government Agency and Federal Obligations	$—	$5,325,085	$—	$5,325,085
Municipal Securities	—	1,459,545	—	1,459,545
December 31, 2017
Securities available for sale:
U.S. Government Agency and Federal Obligations	$—	$5,423,993	$—	$5,423,993
Municipal Securities	—	1,499,675	—	1,499,675

Fair value measurements on a nonrecurring basis

Loans held for sale – The Bank’s loans held for sale are carried at the lower of cost or market. Fair value of loans held for sale is based upon outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models and are considered Level 2.

Impaired loans – The Bank measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2018 and December 31, 2017 the fair values consisted of loan balances of $1,086,454 and $904,204 that have been written down by $14,346 and $86,718, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of September 30, 2018 and December 31, 2017, the fair value of foreclosed real estate was estimated to be $865,000. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as Level 3.

	Level 1	Level 2	Level 3	Total
September 30, 2018
Impaired loans	—	—	$1,072,108	$1,072,108
Foreclosed real estate	—	—	865,000	865,000
December 31, 2017
Impaired loans	—	—	$817,486	$817,486
Foreclosed real estate	—	—	865,000	865,000

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 11 Fair Value Measurements (Continued)

The following table presents quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017:

	Fair Value	Value Technique(s)	Unobservable Inputs	Range or Rate Used
September 30, 2018
Impaired loans	$1,072,108	Appraised value	Discount to reflect current market conditions	0.00%-8.31%
		Discounted cash flows	Discount rates	2.57%
Foreclosed real estate	$865,000	Appraised value	Discount to reflect current market conditions	27.92%
December 31, 2017
Impaired loans	$817,486	Appraised value	Discount to reflect current market conditions	0.00%-32.41%
		Discounted cash flows	Discount rates	3.37%
Foreclosed real estate	865,000	Appraised value	Discount to reflect current market conditions	27.92%

The remaining financial assets and liabilities are not reported on the balance sheet at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value are as follows:

		Fair Value Measurements at September 30, 2018 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$50,694	$50,694	$—	$—	$50,694
Time deposits in other banks	3,968	—	3,916	—	3,916
Securities available for sale	6,785	—	6,785	—	6,785
Securities held to maturity	2,846	—	2,924	—	2,924
Federal Home Loan Bank stock	245	—	245	—	245
Loans held for sale	423	—	423	—	423
Loans, net (1)	143,268	—	—	139,976	139,976
Foreclosed real estate	865	—	—	865	865
Accrued interest receivable	584	—	584	—	584
Financial liabilities:
Deposits	155,677	—	137,524	—	137,524
Off-Balance sheet financial instruments	—	—	—	—	—

(1)

Carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans was measured using an exit price notion.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 11. Fair Value Measurements (Continued)

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

Statement Regarding Forward-Looking Statements

Overview

Management’s discussion and analysis of financial condition at September 30, 2018 and December 31, 2017 and results of operations for the three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item1, of this quarterly report on Form 10-Q.

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

General

Chesapeake Bank of Maryland

Our business operations are conducted through Chesapeake Bank of Maryland, a federally chartered stock savings association headquartered in Baltimore County, Maryland. Prior to 1998 and the creation of a mutual holding company structure, Chesapeake Bank of Maryland or its predecessors had operated as thrift institutions since 1913. Chesapeake Bank of Maryland conducts business out of its main office located in Baltimore County, Maryland, and out of three branch offices located in Arbutus, Maryland, Bel Air, Maryland, and Pasadena, Maryland.

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

Chesapeake Bank of Maryland is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. Chesapeake Bank of Maryland is subject to Maryland banking laws except to the extent they are preempted by Federal law. Chesapeake Bank of Maryland is not regulated by the Maryland Commissioner of Financial Regulation.

CBM Bancorp, Inc.

CBM Bancorp, Inc. is a newly formed Maryland corporation. Following the completion of the conversion, reorganization and offering, CBM Bancorp became the holding company for Chesapeake Bank of Maryland.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets. Total assets increased $39.6 million, or 22.26%, to $217.5 million at September 30, 2018 from $177.9 million at December 31, 2017. The increase in total assets was primarily the result of the capital raise from our stock offering, as discussed in more detail below.

Cash and Cash Equivalents. Cash and cash equivalents increased $38.7 million to $50.7 million at September 30, 2018 from $12.0 million at December 31, 2017. The increase in cash and cash equivalents was primarily driven by the proceeds received, net of expenses, from the stock offering.

Time Deposits in Other Banks. Time deposits in other banks decreased by $1.0 million, or 20.00%, to $4.0 million at September 30, 2018 from $5.0 million at December 31, 2017. This decrease was due to maturing time deposits in other banks offset by purchases of time deposits in other banks.

Investment Securities. Investment securities decreased $616,000, or 6.01%, to $9.6 million at September 30, 2018 from $10.2 million at December 31, 2017. The increase was due to investment purchases of $958,000 offset by maturities, calls, and principal repayments of $1.5 million. At September 30, 2018 our available for sale portion of the securities portfolio, at fair value, was $6.8 million and our held to maturity portion of the securities portfolio, at amortized cost, was $2.8 million.

Net Loans. Net loans increased $4.3 million, or 3.09%, to $143.3 million at September 30, 2018 from $139.0 million at December 31, 2017. Our one-to four-family residential real estate loans increased $2.1 million, or 3.13%, to $69.3 million at September 30, 2018 from $67.2 million at December 31, 2017. Our construction and land development loans increased $657,000, or 7.04%, to $10.0 million at September 30, 2018 from $9.3 million at December 31, 2017. Our nonresidential loans increased $2.5 million, or 4.90%, to $51.4 million at September 30, 2018 from $49.0 million at December 31, 2017. Our commercial loans increased $693,000, or 15.05%, to $5.3 million at September 30, 2018 from $4.6 million at December 31, 2017. Our home equity loans and lines of credit decreased $1.4 million, or 14.74%, to $8.1 million at September 30, 2018 from $9.5 million at December 31, 2017.

Bank-owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At September 30, 2018 and December 31, 2017, the aggregate cash surrender value of these policies was $4.6 million and $5.4, million, respectively. The decrease in the cash surrender value was attributable to the benefits received upon the death of a retired director insured with BOLI.

Deposits. Deposits increased $891,000 million, or 0.58%, to $155.7 million at September 30, 2018 from $154.8 million at December 31, 2017. Our non-interest bearing demand deposits increased $1.9 million, or 11.52% to $18.4 million at September 30, 2018 from $16.5 million at December, 31, 2017. Our certificates of deposit increased $2.0 million, or 2.67%, to $77.0 million at September 30, 2018 from $75.0 million at December 31, 2017. Our interest-bearing demand deposits decreased $1.6 million, or 6.35%, to $23.6 million at September 30, 2018 from $25.2 million at December 31, 2017. Our money market deposits decreased $1.5 million, or 11.11%, to $12.0 million at September 30, 2018 from $13.5 million at December 31, 2017.

Total Stockholders’ Equity. Total stockholders’ equity increased by $39.6 million to $60.2 million at September 30, 2018 from $21.6 million at December 31, 2017. The increase primarily reflects the net proceeds of $41.3 million from the conversion, reorganization and the Company’s related issuance of common stock that was completed on September 27, 2018. The net proceeds includes $1.1 million in offering expenses paid to date with additional offering expenses to be finalized and paid during the fourth quarter of 2018. As a part of the conversion and reorganization, an ESOP was established, purchasing 8% of the total outstanding shares. The $3.4 million related to the ESOP is shown as a reduction to stockholders’ equity on the consolidated statements of financial condition. We earned $797,000 in net income for the nine months ended September 30, 2018.

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

	For the Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$142,262	$1,704	4.75%	$143,269	$1,649	4.57%
Federal funds sold and interest-bearing deposits in other banks	28,959	133	1.82%	9,314	27	1.15%
Time deposits in other banks	4,685	25	2.12%	5,753	19	1.31%
Investment securities	10,171	65	2.54%	10,651	67	2.50%
Federal Home Loan Bank stock	245	4	6.48%	376	3	3.17%

Total interest-earning assets	186,322	1,931	4.11%	169,363	1,765	4.13%
Non-interest-earning assets	9,288			11,949

Total assets	$195,610			$181,312

Interest bearing liabilities:
Interest-bearing demand	$24,298	$13	0.22%	$23,510	$13	0.22%
Money market	12,403	7	0.21%	13,714	7	0.21%
Savings	25,478	3	0.05%	24,195	3	0.05%
Certificates of deposit	76,714	230	1.19%	75,101	179	0.95%

Total deposits	138,893	253	0.72%	136,520	202	0.59%
Borrowed funds	—	—	—	4,652	15	1.28%

Total interest-bearing liabilities	138,893	253	0.72%	141,172	217	0.61%

Non-interest-bearing liabilities	32,790			18,024

Total liabilities	171,683			159,196
Equity	23,927			22,116

Total liabilities and equity	$195,610			$181,312

Net interest income		$1,678			$1,548

Interest rate spread(1)			3.39%			3.52%
Net interest-earning assets(2)	$47,429			$28,191

Net interest margin(3)			3.57%			3.63%
Average interest-earning assets to average-interest bearing liabilities	134.15%			119.19%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$140,151	$4,997	4.77%	$138,515	$4,790	4.62%
Federal funds sold and interest-bearing deposits in other banks	20,361	259	1.70%	10,320	72	0.93%
Time deposits in other banks	4,706	60	1.70%	6,063	60	1.32%
Investment securities	10,302	191	2.48%	10,510	199	2.53%
Federal Home Loan Bank stock	244	11	6.03%	245	7	3.82%

Total interest-earning assets	175,764	5,518	4.20%	165,653	5,128	4.14%
Non-interest-earning assets	9,488			13,875

Total assets	$185,252			$179,528

Interest bearing liabilities:
Interest-bearing demand	$25,215	$43	0.23%	$23,922	$40	0.22%
Money market	12,847	20	0.21%	13,559	21	0.21%
Savings	25,080	9	0.05%	24,160	9	0.05%
Certificates of deposit	76,089	625	1.10%	74,916	509	0.91%

Total deposits	139,231	697	0.67%	136,557	579	0.57%
Borrowed funds	—	—	—	1,861	17	1.22%

Total interest-bearing liabilities	139,231	697	0.67%	138,418	596	0.58%

Non-interest-bearing liabilities	23,433			19,110

Total liabilities	162,664			157,528
Equity	22,588			22,000

Total liabilities and equity	$185,252			$179,528

Net interest income		$4,821			$4,532

Interest rate spread(1)			3.53%			3.56%
Net interest-earning assets(2)	$36,533			$27,235

Net interest margin(3)			3.67%			3.66%
Average interest-earning assets to average-interest bearing liabilities	126.24%			119.68%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and September 30, 2017

General. Net income was $324,000 for the three months ended September 30, 2018 compared to $87,000 for the three months ended September 30, 2017. The increase was due to an increase in net interest income after provision of $579,000, or 57.90%, to $1.6 million for the three months ended September 30, 2018 from $1.0 million for the three months ended September 30, 2017. The increase was offset primarily by a decrease in non-interest income of $149,000, or 45.71%, to $177,000 for the three months ended September 30, 2018 from $326,000 for the three months ended September 30, 2017 and an increase in income taxes of $106,000 for the three months ended September 30, 2018 compared to $0 for the three months ended September 30, 2017.

Interest Income. Interest and dividend income increased $165,000, or 9.17%, to $1.9 million for the three months ended September 30, 2018 from $1.8 million for the three months ended September 30, 2017.    The increase in interest income was due primarily to the increase in average balances on federal funds sold, interest-bearing deposits in other banks, time deposits in other banks and investments driven primarily by the proceeds received, net of expenses, from the stock offering.

Interest income on loans increased $55,000, or 3.44%, to $1.7 million for the three months ended September 30, 2018 from $1.6 million for three months ended September 30, 2017. Our average balance of loans decreased $1.0 million, or 0.70%, to $142.3 million for the three months ended September 30, 2018 from $143.3 million for the three months ended September 30, 2017.    Our average yield on loans increased 18 basis points to 4.75% for the three months ended September 30, 2018 from 4.57% for the three months ended September 30, 2017, as lower-yielding loans have been repaid or refinanced and replaced with higher-yielding loans.

Interest and dividends on federal funds sold, interest-bearing deposits in other banks, time deposits in other banks, and investments increased $111,000, or 95.69%, to $227,000 for the three months ended September 30, 2018 from $116,000 for the three months ended September 30, 2017. The average balances on federal funds sold, interest-bearing deposits in other banks, time deposits in other banks and investments increased $18.0 million, or 68.97%, to $44.1 million for the three months ended September 30, 2018 from $26.1 million for the three months ended September 30, 2017 and this increase in the average balances was driven primarily by the proceeds received, net of expenses, from the stock offering. The average rate we earned on federal funds sold, interest-bearing deposits in other banks, time deposits in other banks and investments increased 28 basis points to 2.04% for the three months ended September 30, 2018 from 1.76% for the three months ended September 30, 2017 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate increases.

Interest Expense. Interest expense increased $36,000, or 16.59%, to $253,000 for the three months ended September 30, 2018 from $217,000 for the three months ended September 30, 2017. Our average balance of interest-bearing liabilities decreased $2.3 million, or 1.63%, to $138.9 million for the three months ended September 30, 2018 from $141.2 million for the three months ended September 30, 2017. The decrease was due to a reduction in FHLB borrowings to $0 for the three months ended September 2018 compared to average outstanding borrowings of $4.7 million for the three months ended September 30, 2017, offset by an increase in average deposits of $1.5 million, or 1.76% to $138.9 million for the three months ended September 30, 2018 from $136.5 for the three months ended September 30, 2017. Our average rate on interest-bearing deposits increased 13 basis points to 0.72% for the three months ended September 30, 2018 from 0.59% for the three months ended September 30, 2017 primarily due to an increase in the average rate paid on certificates of deposit.

Net Interest Income. Net interest income increased $129,000, or 8.60%, to $1.7 million for the three months ended September 30, 2018 from $1.5 million for the three months ended September 30, 2017, primarily as the result of a higher balance of net interest-earning assets, which represents total interest–earning assets, less total interest–bearing liabilities, offset by a lower net interest rate spread and net interest margin. Our average net interest-earning assets increased by $20.1 million, or 68.09%, to $47.4 million for the three months ended September 30, 2018 from $28.2 million for the three months ended September 30, 2017, due primarily to our growth in federal funds sold and interest-bearing deposits in other banks, which was primarily driven by the proceeds received, net of expenses, from the stock offering. Our net interest rate spread decreased by 13 basis points to 3.39% for the three months ended September 30, 2018 from 3.52% for the three months ended September 30, 2017 and our net interest margin decreased by 6 basis points to 3.57% for the three months ended September 30, 2018 from 3.63% for the three months ended September 30, 2017, due primarily to the increase in the average rate paid on interest-bearing deposits.

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

Provision for loan losses decreased by $450,000, or 85.71%, to $75,000 for the three months ended September 30, 2018 from a provision for loan losses for the three months ended September 30, 2017 of $525,000. We did not record net charge-offs for the three months ended September 30, 2018 and the net charge-offs for the three months ended September 30, 2017 were $672,000. Non-performing loans totaled $1.0 million at September 30, 2018 compared to $1.9 million at September 30, 2017. The decrease of $900,000 million in non-performing loans was primarily the result of a decrease of $1.0 million in non-performing construction and land development loans. Our non-performing loans to total loans decreased to 0.72% at September 30, 2018 from 1.32% at September 30, 2017. We reported a higher provision due to net charge-offs during the three months ended September 30, 2017 as well as higher levels of non-performing and impaired loans at September 30, 2017. We have provided for losses that are probable and reasonably estimable at September 30, 2018.

Non-interest Income. Non-interest income decreased by $149,000, or 45.71%, to $177,000 for the three months ended September 30, 2018 from $326,000 for the three months ended September 30, 2017. The decrease was primarily due to a decrease of $123,000 in the cash surrender value of bank-owned life insurance offset by an increase of $16,000 on the gain on sale of loans, respectively. We recorded a gain of $36,000 on the sale of foreclosed real estate for the three months ended September 30, 2017. We did not sell any foreclosed real estate during the three months ended September 30, 2018.

Non-interest Expense. Non-interest expense increased by $88,000, or 6.77%, to $1.4 million for the three months ended September 30, 2018 from $1.3 million for the three months ended September 30, 2017. Salaries, director fees and employee benefits increased $88,000, or 8.77%, to $811,000 for the three months ended September 30, 2018 from $723,000 for the three months ended September 30, 2017 due to our investment in our employee base, including the senior management team and our sales and relationship management personnel, to help support our continued growth strategy. Premises and equipment expenses increased $15,000, or 14.71%, to $117,000 for the three months ended September 30, 2018 from $102,000 for the three months ended September 30, 2017 due to an increase in equipment maintenance costs. FDIC premiums and regulatory expenses decreased $10,000, or 23.81%, to $32,000 for the three months ended September 30, 2018 from $42,000 for the three months ended September 30, 2017 due to a decrease in the quarterly assessment rate. Marketing expenses decreased $10,000, or 29.41%, to $24,000 for the three months ended September 30, 2018 compared to $34,000 for the three months ended September 30, 2017 primarily due to the timing of the expense for marketing outlays which are used to generate organic growth and investments in new products and services.

Income Tax Expense. Income tax expense increased to $106,000 for the three months ended September 30, 2018 from $0 for the three months ended September 30, 2017. The effective tax rate was 24.62% and 0% for the three months ended September 30, 2018 and 2017, respectively. The increase in tax expense was the result of an increase in income before income taxes of $343,000 to $430,000 for the three months ended September 30, 2018 from $87,000 for the three months ended September 30, 2017 offset by a decrease in the tax rate as the result of the passage of the Tax Cuts and Job Act (the “Act”) that was signed into law on December 22, 2017. The Act amended the Internal Revenue Code to reduce income tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Act reduces the federal corporate tax rate from a maximum 35% to a flat 21% tax rate. The effective tax rate for the three months ended September 30, 2017 was zero due to the level of nontaxable income recorded during the three months ended September 30, 2017 with respect to the net income before taxes for the three months ended September 30, 2017.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and September 30, 2017

General. Net income was $797,000 for the nine months ended September 30, 2018 compared to $352,000 for the nine months ended September 30, 2017. The increase was due primarily to an increase in net interest income of $289,000, or 6.42%, to $4.8 million for the nine months ended September 30, 2018 from $4.5 million for the nine months ended September 30, 2017 and a decrease in the provision for loan losses of $675,000, or 75.00%, to $225,000 for the nine months ended September 30, 2018 from $900,000 for the nine months ended September 30, 2017.    The increase was offset by an increase in non-interest expense of $258,000, or 6.79%, to $4.0 million for the nine months ended September 30, 2018 from $3.8 million for the nine months ended September 30, 2017.

Interest Income. Interest and dividend income increased $390,000, or 7.65%, to $5.5 million for the nine months ended September 30, 2018 from $5.1 million for the nine months ended September 30, 2017. The increase in interest income was due primarily to the increase in average interest-earning assets for the nine months ended September 30, 2018 compared to the average interest earnings assets for the nine months ended September 30, 2017 as well as the increase in the average yield of our average interest earning assets for the nine months ended September 30, 2018 compared to the average yield of our average interest earning assets for the nine months ended September 30, 2017.

Interest income on loans increased $206,000, or 4.29%, to $5.0 million for the nine months ended September 30, 2018 from $4.8 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in the average balance of our loans as well as an increase in the average yield on our loans.    Our average balance of loans increased $1.7 million, or 1.23%, to $140.2 million for the nine months ended September 30, 2018 from $138.5 million for the nine months ended September 30, 2017.    Our average yield on loans increased 15 basis points to 4.77% for the nine months ended September 30, 2018 from 4.62% for the nine months ended September 30, 2017, as lower-yielding loans have been repaid or refinanced and replaced with higher-yielding loans.

Interest and dividends on federal funds sold, interest-bearing deposits in other banks, time deposits in other banks, and investments increased $183,000, or 54.14%, to $521,000 for the nine months ended September 30, 2018 from $338,000 for the nine months ended September 30, 2017. The average balances on federal funds sold, interest-bearing deposits in other banks, time deposits in other banks and investments increased $8.5 million, or 31.37%, to $35.6 million for the nine months ended September 30, 2018 from $27.1 million for the nine months ended September 30, 2017 and this increase in the average balances was driven primarily by the proceeds received, net of expenses, from the stock offering. The average rate we earned on federal funds sold, interest-bearing deposits in other banks, time deposits in other banks and investments increased 29 basis points to 1.96% for the nine months ended September 30, 2018 from 1.67% for the nine months ended September 30, 2017 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate increases.

Interest Expense. Interest expense increased $101,000, or 16.95%, to $697,000 for the nine months ended September 30, 2018 from $596,000 for the nine months ended September 30, 2017. Our average balance of interest-bearing liabilities increased $813,000, or 0.59%, to $139.2 million for the nine months ended September 30, 2018 from $138.4 million for the nine months ended September 30, 2017. The increase was due to an increase in average deposits of $2.6 million, or 1.90% to $139.2 million for the nine months ended September 30, 2018 from $136.6 for the nine months ended September 30, 2017, offset by a reduction in FHLB borrowings to $0 for the nine months ended September 2018 compared to average outstanding borrowings of $1.9 million for the nine months ended September 30, 2017. Our average rate on interest-bearing deposits increased 10 basis points to 0.67% for the nine months ended September 30, 2018 from 0.57% for the nine months ended September 30, 2017 primarily due to an increase in the average rate paid on certificates of deposit.

Net Interest Income. Net interest income increased $289,000, or 6.42%, to $4.8 million for the nine months ended September 30, 2018 from $4.5 million for the nine months ended September 30, 2017, primarily as the result of a higher balance of net interest-earning assets, which represents total interest–earning assets, less total interest–bearing liabilities, offset by a lower net interest rate spread. Our average net interest-earning assets increased by $9.3 million, or 34.19%, to $36.5 million for the nine months ended September 30, 2018 from $27.2 million for the nine months ended September 30, 2017. Our net interest rate spread decreased by three basis points to 3.53% for the nine months ended September 30, 2018 from 3.56% for the nine months ended September 30, 2017 while our net interest margin increased slightly to 3.67% for the nine months ended September 30, 2018 from 3.66% for the nine months ended September 30, 2017.

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

Provision for loan losses decreased by $675,000, or 75.00%, to $225,000 for the nine months September 30, 2018 from a provision for loan losses for the nine months ended September 30, 2017 of $900,000. We recorded net charge-offs of $72,000 and $672,000 for nine months ended September 30, 2018 and 2017, respectively. Non-performing loans totaled $1.0 million at September 30, 2018 compared to $1.9 million at September 30, 2017. The decrease of $900,000 million in non-performing loans was primarily the result of a decrease of $1.0 million in non-performing construction and land development loans. Our non-performing loans to total loans decreased to 0.72% at September 30, 2018 from 1.32% at September 30, 2017. We reported a higher provision due to net charge-offs during the nine months ended September 30, 2017 as well as higher levels of non-performing and impaired loans at September 30, 2017. We have provided for losses that are probable and reasonably estimable at September 30, 2018.

Non-interest Income. Non-interest income decreased by $145,000, or 23.42%, to $474,000 for the nine months ended September 30, 2018 from $619,000 for the nine months ended September 30, 2017. The decrease was primarily due to a decrease of $145,000 in cash surrender value of bank-owned life insurance, offset by an increase of $41,000 in gain on sale of loans. We recorded a gain of $23,000 on the sale of foreclosed real estate for the nine months ended September 30, 2017. We did not sell any foreclosed real estate during the nine months ended September 30, 2018.

Non-interest Expense. Non-interest expense increased by $258,000, or 6.79%, to $4.0 million for the nine months ended September 30, 2018 from $3.8 million for the nine months ended September 30, 2017. Salaries, director fees and employee benefits increased $193,000, or 8.77%, to $2.4 million for the nine months ended September 30, 2018 from $2.2 million for the nine months ended September 30, 2017 due to our investment in our employee base, including the senior management team and our sales and relationship management personnel, to help support our continued growth strategy. Professional fees increased $33,000, or 17.28%, to $224,000 for the nine months ended September 30, 2018 from $191,000 for the nine months ended September 30, 2017 primarily due to increased consulting fees relating to information technology system enhancements. FDIC premiums and regulatory expenses decreased $14,000, or 12.96%, to $94,000 for the nine months ended September 30, 2018 from $108,000 for the nine months ended September 30, 2017 due to a decrease in the quarterly assessment rate.

Income Tax Expense. Income tax expense increased by $116,000, to $259,000 for the nine months ended September 30, 2018 from $143,000 for the nine months ended September 30, 2017. The effective tax rate was 24.56% and 28.84% for the nine months ended September 30, 2018 and 2017, respectively. The increase in tax expense was the result of an increase in income before income taxes of $561,000 to $1.1 million for the nine months ended September 30, 2018 from $495,000 for the nine months ended September 30, 2017 offset by a decrease in the tax rate as the result of the passage of the Tax Cuts and Job Act (the “Act”) that was signed into law on December 22, 2017. The Act amended the Internal Revenue Code to reduce income tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Act reduces the federal corporate tax rate from a maximum 35% to a flat 21% tax rate. The effective tax rate for the nine months ended September 30, 2017 was lower due to the level of nontaxable income recorded during the nine months ended September 30, 2017 with respect to the net income before taxes for the nine months ended September 30, 2017.

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

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2018.

We monitor and adjust our investments in liquid assets based upon our assessments of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset liability management program. Excess liquid assets are invested generally in interest-earning deposits and short and intermediate securities.

Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $50.7 million, which included, $882,000 in cash and due from banks and interest-bearing deposits in other banks of $49.8 million. Time deposits in other banks and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $4.0 million and $6.8 million, respectively at September 30, 2018.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.9 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay-downs on mortgage-backed securities was $2.1 million and $16.7 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and net proceeds from the issuance of common stock was $38.9 million and $6.7 million for the nine months ended September 30, 2018 and 2017, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2018 totaled $31.4 million, or 20.17% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2018, Chesapeake Bank of Maryland exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Historical and Pro Forma Regulatory Capital Compliance.”

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2018, we had outstanding commitments to originate loans of $17.9 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company was not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s consolidated financial condition and results of operations.

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

Item 2 - Unregistered Sales of Equity Securities and Use or Proceeds

(a)	Not applicable

(b)

On May 23, 2018, the Board of Directors of Banks of the Chesapeake, M.H.C and Chesapeake Bank of Maryland approved a plan of conversion and reorganization, pursuant to which Banks of the Chesapeake, M.H.C. would reorganize from the mutual holding company structure to a stock holding company structure. Pursuant to the plan, Banks of the Chesapeake, M.H.C. would be merged with and into a new Maryland corporation named CBM Bancorp, Inc., and the Company would issue and sell shares of common stock to the public.

The Company filed a Registration Statement on Form S-1 on June 1, 2018 with the Securities and Exchange Commission (File No. 333-225353) with respect to shares of common stock to be offered and sold pursuant to the plan. The Registration Statement was declared effective by the Securities and Exchange Commission on August 7, 2018. The Company registered 4,232,000 shares of common stock under pursuant to the Registration Statement, for an aggregate offering price of $42,320,000. The stock offering commenced on August 15, 2018 and the conversion and reorganization were consummated on September 27, 2018.

Raymond James & Associates, Inc. (“Raymond James”) was engaged to act as a conversion advisor and selling agent in connection with the offer and sale of the Company’s common stock on a best efforts basis. For their services, Raymond James received total fees of $398,689. Raymond James was also reimbursed $122,027 for its out-of-pocket expenses, including its legal fees and expenses.

In connection with the conversion and reorganization, the Company sold 4,232,000 shares of its common stock at a price of $10.00 per share, raising $42,320,000 of gross proceeds. Expenses, to date, related to the offering are approximately $1.1 million, including fees and expenses paid to Raymond James. Net proceeds from the offering were approximately $41.3 million. As a result of the offering, 4,232,000 share of the Company’s common stock are outstanding as of November 14, 2018.

Approximately 50% of the next proceeds of the offering, or $20.5 million, were contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In addition, the Company made a loan to the Bank’s employee stock ownership plan (‘ESOP’) in the amount of $3,385,600, which the ESOP used to purchase 338,560 shares of the Company’s common stock in the offering. The Company retained approximately $17.4 million of the net proceeds. Initially, both the Company and the Bank invested the net proceeds from the stock offering in short-term investments.

The Company may use the funds it retained for investment to repurchase shares of common stock, to acquire other financial institutions or financial services companies, to pay cash dividends and for other general corporate purposes. The Bank may use the proceeds it received to support increased lending, enhance existing, or support growth and the development of, new products and services, and/or expand its branch network by establishing or acquiring new branches or by acquiring other financial institutions or financial services companies. Currently there are no agreements or understandings regarding any acquisition transaction.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBM BANCORP, INC.

Dated: November 14, 2018	By:	/s/ Joseph M. Solomon
Joseph M. Solomon
President
(principal executive officer)

Dated: November 14, 2018	By:	/s/ Jodi L. Beal
Jodi L. Beal
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)