Form 10-K
period 2018-12-31
CBM BANCORP, INC.
filed 2019-03-27
CIK 1742089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

001-38680

(Commission File No.)

CBM BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	83-1095537
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2001 East Joppa Road, Baltimore, Maryland	21234
(Address of Principal Executive Offices)	(Zip Code)

410-665-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Item 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the common stock of $12.80 as of September 28, 2018 (the first day of trading in the registrant’s common stock), was $54,169,600.

As of March 27, 2019, the number of shares of common stock outstanding was 4,232,000.

Documents Incorporated by Reference:

Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III)

Part I

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to, and do not take any obligation to update any forward-looking statements after the date of this annual report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, including employment prospects, real estate values and conditions, that are worse than expected;

•	competition among depository and other financial institutions;

•	demand for loans and deposits in our market area;

•	adverse changes and volatility in securities and credit markets;

•

inflation and changes in the interest rate environment that reduces our margins and yields, the fair value of financial instruments or our level of loan originations, or prepayments on loans we have made;

•	changes in the quality or composition of our loan or investment portfolio;

•	our ability to access cost-effective funding;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	technological changes that may be more difficult or expensive than expected, or the failure or breaches of information technology security systems;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, or compensation and benefit plans;

•	our ability to retain key employees;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	inability of third-party providers to perform their obligations to us;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets; and

•	the ability of the U.S. Federal government to manage federal debt limits.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

General

Our business operations are conducted through Chesapeake Bank of Maryland, a federally chartered stock savings association headquartered in Baltimore County, Maryland. Chesapeake Bank of Maryland was founded in 1913 as New Eastern Avenue Permanent Savings and Loan Association. The name was changed to Chesapeake Federal Savings and Loan Association on January 20, 1960 when it converted to a federal charter. On April 21, 1970, Chesapeake Federal Savings and Loan Association and Kenwood Federal Savings and Loan Association agreed to a merger of the two institutions and the location of the main office on 2001 East Joppa Road, Baltimore, Maryland was established. On August 31, 1980, a merger between Chesapeake Federal Savings and Loan Association and Tuscan Savings and Loan Association was completed. On July 10, 1987, Chesapeake Federal Savings and Loan Association merged with Druid Hill Federal Savings and Loan Association, which was the oldest federally chartered savings and loan institution in Maryland. On January 1, 1998, the name of the institution was changed to Chesapeake Bank of Maryland.

In 1998, Chesapeake Bank of Maryland, then a federally chartered mutual savings bank, reorganized into the mutual holding company form of organization under the corporate title “Banks of the Chesapeake, M.H.C.”. To accomplish this transaction, Chesapeake Bank of Maryland organized a federally chartered stock savings bank under the same name as a wholly owned subsidiary. The mutual savings bank than transferred substantially all of its assets and liabilities to the stock savings bank in exchange for shares of the stock savings bank’s common stock, and the mutual savings bank reorganized itself into a federally chartered mutual holding company. No other Chesapeake Bank of Maryland common stock was issued in connection with the mutual holding company reorganization or thereafter and, as a consequence, Banks of the Chesapeake, M.H.C. owned 100% of the outstanding common stock of Chesapeake Bank of Maryland.

CBM Bancorp, Inc. (“CBM Bancorp” or the “Company”) was incorporated on May 22, 2018 to serve as the successor holding company for Chesapeake Bank of Maryland (“Bank”), which was at that time the wholly owned subsidiary of Banks of the Chesapeake, M.H.C. Pursuant to the terms and conditions of a plan of conversion and reorganization, adopted by its Board of Directors and approved by its members, Banks of the Chesapeake, M.H.C. converted from the mutual holding company corporate structure to the public stock holding company structure. On September 27, 2018, in accordance with the plan of conversion and reorganization, CBM Bancorp became the parent holding company for the Bank, and Banks of the Chesapeake, M.H.C. merged with and into CBM Bancorp, with the Company as the surviving corporation. Upon consummation of the merger, Banks of the Chesapeake, M.H.C. ceased to exist.

The conversion and reorganization was accomplished through the sale and issuance of 4,232,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $40.9 million, net of offering expenses, of approximately $1.4 million. Approximately 50% of the net proceeds of the offering, or $20.5 million was contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In connection with the conversion and reorganization, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 338,560 shares of common stock sold in the offering. CBM Bancorp’s principal activity is the ownership of the Bank’s capital stock and the management of the offering proceeds it retained in connection with the Bank’s conversion. CBM Bancorp does not own or lease any property but instead uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement.

Chesapeake Bank of Maryland operates as a community-oriented institution by offering a variety of loan and deposit products and serving other financial needs of its local community. Chesapeake Bank of Maryland conducts business out of its main office located in Baltimore County, Maryland, and out of three branch offices located in Arbutus, Maryland, Bel Air, Maryland and Pasadena, Maryland. Chesapeake Bank of Maryland’s business consists principally of attracting retail deposits from the general public in our market area and using those funds, together with funds generated from operations and borrowings, to originate loans secured by residential and nonresidential real estate. Nonresidential real estate loans, construction and land development loans and commercial loans constitute a significant percentage of the loan portfolio and, in that respect, Chesapeake Bank of Maryland’s lending operations are more diversified and have more risk than many traditional thrift institutions.

Chesapeake Bank of Maryland is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. Chesapeake Bank of Maryland is subject to Maryland banking laws except to the extent they are preempted by Federal law. Chesapeake Bank of Maryland is not regulated by the Maryland Commissioner of Financial Regulation.

Available Information

Our executive offices are located at 2001 East Joppa Road, Baltimore, Maryland 21234, and our telephone number is (410) 665-7600. Our website address is www.chesapeakebank.com. Information on our website should not be considered part of this Annual Report.

Market Area

Chesapeake Bank of Maryland currently serves the Baltimore, Maryland metropolitan area through four banking offices, with two locations in Baltimore County, one location in Anne Arundel County and one location in Harford County. The branches are thus located to the north and south of the city of Baltimore, with the largest marketing presence on the northern side of Baltimore County, where the main office is maintained. The immediate areas surrounding the four office locations can be categorized as suburban areas of the Baltimore metropolitan area.

Chesapeake Bank of Maryland defines its primary market area as the Baltimore MSA, which includes suburban and urban areas. The regional economy has evolved as employment in the manufacturing/industrialization sector has declined and Chesapeake Bank of Maryland’s market area economy has become broadly similar to the national economy in terms of its employment in key sectors, including services employment. Chesapeake Bank of Maryland’s market area economy is comprised of a large workforce employed in a number of employment sectors including business and professional services, healthcare, wholesale/retail trade, government, and finance/insurance/real estate. Some of the major employers in the market area include Johns Hopkins University and Hospital and Health System, and the University of Maryland Education and Health Care Systems, along with government facilities such as Fort George G. Meade, the Aberdeen Proving Ground and the United States Naval Academy.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including national, regional and other locally operated commercial banks, savings banks and credit unions. In many cases, these competitors seek to provide some or all of the same community-oriented services as Chesapeake Bank of Maryland. Recently, financial technology companies have begun to foster additional competition.

Some of our competitors offer products and services that we currently do not offer, such as trust services, private banking, insurance services and asset management. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

Lending Activities

General. Our principal lending activity is originating one-to four-family residential real estate loans, including home equity loans and lines of credit. We also originate nonresidential real estate loans including multifamily loans, construction and land development loans and, to a lesser extent, commercial business loans and consumer loans. We currently sell in the secondary market a portion of the fixed-rate conforming one-to four-family residential real estate loans that we originate, generally on a servicing-released, limited or no recourse basis, while retaining jumbo loans and adjustable-rate one-to four-family residential real estate loans, in order to manage the duration and time to repricing for our loan portfolio. Subject to market conditions we intend to increase our emphasis on nonresidential real estate lending in an effort to diversify our overall loan portfolio and increase the yield earned on our loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$70,198	48.86%	$67,192	47.92%	$65,175	52.03%
Home equity loans and lines of credit	7,547	5.25%	9,540	6.80%	11,521	9.20%
Construction and land development	8,232	5.73%	9,333	6.66%	10,475	8.36%
Nonresidential	51,905	36.14%	48,969	34.93%	35,754	28.55%

Total real estate loans	137,882	95.98%	135,034	96.31%	122,925	98.14%

Other loans:
Commercial	5,251	3.65%	4,604	3.28%	1,805	1.44%
Consumer	529	0.37%	577	0.41%	525	0.42%

Total other loans	5,780	4.02%	5,181	3.69%	2,330	1.86%

Total loans	143,662	100.00%	140,215	100.00%	125,255	100.00%

Net loan origination fees and costs	(154)		(130)		(48)
Allowance for loan losses	(1,188)		(1,038)		(681)

Total loans, net	$142,320		$139,047		$124,526

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2018. Demand loans, having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	At December 31, 2018
		Home Equity	Construction
	One-to	Loans and	and Land
	Four-Family	Lines of Credit	Development	Nonresidential
Amounts due in:	(In thousands)
One year or less	$1,890	$110	$4,615	$1,389
After one year through two years	699	34	501	532
After two years through three years	204	30	964	6,200
After three years through five years	1,485	413	2,044	11,715
After five years through ten years	5,401	988	108	22,523
After ten years through fifteen years	8,288	2,608	—	5,304
After fifteen years	52,231	3,364	—	4,242

Total	$70,198	$7,547	$8,232	$51,905

	Commercial	Consumer	Total
Amounts due in:	(In thousands)
One year or less	$1,060	$42	$9,106
After one year through two years	28	33	1,827
After two years through three years	500	65	7,963
After three years through five years	705	339	16,701
After five years through ten years	2,958	50	32,028
After ten years through fifteen years	—	—	16,200
After fifteen years	—	—	59,837

Total	$5,251	$529	$143,662

The following table sets forth our fixed and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable
	Rates	Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$64,329	$3,979	$68,308
Home equity loans and lines of credit	910	6,527	7,437
Construction and land development	3,617	—	3,617
Nonresidential	38,823	11,693	50,516
Other loans:
Commercial	4,191	—	4,191
Consumer	451	36	487

Total loans	$112,321	$22,235	$134,556

One- to Four-Family Residential Real Estate. Our one- to four-family residential real estate portfolio consists of residential mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. A portion of our one- to four-family residential real estate lending activity consists of the origination of first mortgage loans secured by one- to four-family non-owner occupied residential properties. Our one- to four-family residential real estate portfolio also includes construction loans to individuals that convert to a permanent mortgage at the end of the construction phase. At December 31, 2018, we had $70.2 million of loans secured by one- to four-family residential real estate, representing 48.86% of our total loan portfolio, of which $8.7 million, or 12.39% were secured by one- to four-family non-owner occupied residential real estate. Of the $70.2 million in loans secured by one- to four-family residential real estate, $5.1 million, or 7.27% were construction permanent loans. In addition, at December 31, 2018, we had $211,000 of one- to four-family residential mortgages held for sale. We primarily originate fixed-rate one- to four-family residential real estate loans, but depending on market conditions and borrower preferences, we also offer adjustable-rate loans. At December 31, 2018, 93.16 % of our one- to four-family residential real estate loans were fixed-rate loans, and 6.84% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to FNMA (Federal National Mortgage Association) or FHLMC (Federal Home Loan Mortgage Corporation) guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits, which as of December 31, 2018 was generally $517,500 for single-family homes in our market area. We typically sell a portion of our fixed-rate conforming loans on a servicing-released basis. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans,” that we retain in our portfolio. Jumbo loans that we originate typically have 10 to 30 years terms and maximum loan-to-value ratios of 80%. We also offer FHA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA and VA guidelines.

We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 97%.

Our adjustable-rate one-to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years and generally have fixed rates for initial terms of three, five or seven years, and adjust annually thereafter at a margin, which in recent years has been tied to a Treasury index. The maximum amount by which the interest rate may be increased over the life of the loan is generally 5% over the initial interest rate of the loan. We typically hold in the portfolio our adjustable-rate one-to four-family residential real estate loans.

Construction permanent loans are made on the same general terms as our one-to four-family residential real estate loans, but provide for the payment of interest only during the construction phase, which is usually up to twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. We also review and inspect each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on percentage of completion.

We offer on a limited basis one- to four-family residential real estate loans secured by non-owner occupied properties. Generally, we require personal guarantees from the borrowers on these properties, and we generally do not make loans in excess of 75% loan to value on non-owner occupied properties.

We generally do not offer “interest only” mortgage loans on one- to four-family residential properties. We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgements, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, both of which are secured by either first mortgages or second mortgages on one- to four-family residences. At December 31, 2018, outstanding home equity loans and lines of credit totaled $7.5 million, or 5.25% of total loans outstanding.

The underwriting standards utilized for home equity loans and lines of credit include a title review, the recordation of a lien, a determination of the applicant’s ability to satisfy existing debt obligations and payments on the proposed loan, and the value of the collateral securing the loan. The loan-to-value ratios for our home equity loans and our home equity lines of credit are generally limited to 75% when combined with the first security lien, if applicable. Home equity loans are offered with fixed rates of interest and terms up to 20 years. At December 31, 2018, home equity loans totaled $1.9 million. Our home equity lines of credit generally have 20-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate. At December 31, 2018, home equity lines of credit totaled $5.6 million.

Construction and Land Development. We originate construction loans to local developers and contractors to finance the construction of one- to four-family residential properties, and nonresidential real estate and multi-family properties. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential construction for the purchase of developed lots and the construction of single-family residences. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2018, our construction and land development loans total $8.2 million, representing 5.73% of our total loan portfolio, and included $4.0 million of land loans.

Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase. At the end of the construction phase, the loan may convert to a permanent mortgage or the loan may be payable in full. Loans generally can be made with a maximum loan-to-value ratio for one- to four-family residential construction of 80% of the appraised market value upon completion of the project and with a maximum loan-to-value ratio for nonresidential and multifamily construction of 75% of the appraised market value upon completion of the project    Loans for raw land generally have a maximum loan-to-value of 65% and loans for land development or improved lots have a maximum loan-to-value of 75%. Before making a commitment to fund a construction and land development loan, we generally require an appraisal of the property by an independent licensed appraiser. We also generally require an inspection of the property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment. Construction loans also expose us to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties. In addition, many of these borrowers have more than one outstanding loan, so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.

Nonresidential Real Estate. We offer nonresidential mortgage loans secured by nonresidential real estate, such as retail and office buildings, as well as loans secured by multi-family properties. Our nonresidential real estate portfolio also includes construction loans that convert to permanent mortgages at the end of the construction phase. At December 31, 2018, we had $51.9 million in nonresidential mortgages, representing 36.14% of our total loan portfolio and included $8.0 million of multifamily loans and $2.3 million in construction permanent loans. Excluding multifamily loans and construction permanent loans, $17.0 million of our nonresidential real estate portfolio was owner-occupied real estate and $24.6 million was secured by income producing, or non-owner occupied real estate.

We originate a variety of fixed and adjustable-rate nonresidential real estate loans with terms generally up to 10 years and amortization periods generally up to 25 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans are generally indexed to the prime rate, plus a margin. Construction permanent loans are made on the same general terms as nonresidential real estate loans, but provide for the payment of interest only during the construction phase, which is usually up to twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

We consider a number of factors in originating nonresidential real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower and the borrower’s experience in owning or managing similar properties. Nonresidential owner-occupied real estate loans are generally originated in amounts up to 80% of the appraised value or the purchase price of the property securing the loan, whichever is lower. Nonresidential non-owner occupied and multifamily loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower. When circumstances warrant, guarantees are obtained from commercial real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Nonresidential real estate loans entail greater risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income for the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for nonresidential real estate than residential properties.

Commercial. We originate commercial term loans and lines of credit to a variety of small and medium sized businesses in our market area. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2018, commercial loans were $5.3 million, or 3.65% of our total loan portfolio.

The commercial loans we offer include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either fixed or variable rates of interest. Variable rates are based on the prime rate, plus a margin. Commercial loans typically have shorter terms to maturity and higher interest rates than nonresidential real estate loans, but may involve more credit risk because of the type and nature of the collateral.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

Consumer. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of loans secured by deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2018, consumer loans were $529,000, or 0.37% of our total loan portfolio.

Loan Originations, Participations, Purchases and Sales. Loan originations are generated by our loan personnel and from referrals from existing customers and real estate brokers. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and pricing levels established by competing banks, credit unions and mortgage banking companies. Our volume of loan originations is influenced significantly by market interest rates, and accordingly, the volume of our loan originations can vary from period to period.

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis a significant portion of our fixed-rate conforming one-to four-family residential mortgage loans that we have originated. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint.

From time to time, we may purchase participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. We also have sold portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. In addition, we sometimes purchase whole loans from third parties to supplement our loan production. These loans generally consist of loans secured by one-to four-family residential real estate.

The following table shows our loan originations, participations, purchases, sales and repayment activities for the periods indicated, including loans held for sale.

	Year Ended December 31
	2018	2017
	(In thousands)
Total loans at beginning of year:	$140,215	$125,255
Loans originated:
Real estate loans:
One-to four-family	17,991	21,748
Home equity loans and lines of credit	452	414
Construction and land development	1,073	2,695
Nonresidential	10,946	16,763
Other loans:
Commercial	607	3,645
Consumer	232	303

Total loans originated:	31,301	45,568

Loans purchased:
One-to four-family	—	1,780

Loan sales and loan principal repayments:
Loan sales:
One-to four-family	(8,322)	(7,429)
Principal repayments	(19,532)	(24,959)

Net loan activity	3,447	14,960

Total loans at end of year	$143,662	$140,215

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral.”) This 15% of unimpaired capital and surplus was approximately $6.2 million as of December 31, 2018. Our internal limit at December 31, 2018 was 12.5% of unimpaired capital and surplus or approximately $5.1 million. On the same date, Chesapeake Bank of Maryland had no borrowers with outstanding balances in excess of this amount. At December 31, 2018 our largest credit relationship totaled $3.6 million with an exposure of $3.1 million, consisting of five loans secured by nonresidential property, land and equipment, all of which are performing as agreed.

Loan Approval Procedures and Authority. Our lending is subject to written policies, underwriting standards and operating procedures. Decisions on the loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain and property valuations, consistent with our appraisal policy. The appraisals are prepared by outside independent licensed appraisers approved by the board of directors. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of nonresidential real estate loans, we also review projected income, expenses and the viability of the project being financed. When applicable, rent rolls, leases and contingent liabilities are received. The Board of Directors establishes and approves the members of the Loan Committee, our loan policies as well as our lending limits. The Board of Directors has granted loan approval authority to certain senior officers up to prescribed limits not exceeding $500,000 depending on the officer’s experience and loan type. Generally, loans in excess of $500,000 but not greater than $750,000 require approval of both our Chief Credit Officer and the Chief Lending Officer. Loans in excess of $750,000 but not greater than $1.5 million require approval of the Management Loan Committee.    Loans in excess of $1.5 million require approval of the Loan Committee. Any loan that involves an exception to loan policy must be authorized by the next higher level of loan authority. Exceptions to loan policy are reported to the Board of Directors quarterly. We require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Delinquencies and Asset Quality

Delinquency Procedures. When a loan payment becomes 16 days past due, we contact the customer by mailing a late notice, and loan officers may contact their customers. If a loan payment becomes 30 days past due, we mail an additional late notice and a loan-specific letter written by a collection representative, and we also place telephone calls to the borrower. These loan collection efforts continue until a loan becomes 90 days past due, at which point we would refer the loan for foreclosure proceedings unless management determines that it is in the best interest of the Bank to work further with the borrower to arrange a workout plan. A summary report of all loans 30 days or more past due is provided to the board of directors each month.

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on the present value of the expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as foreclosed real estate. Foreclosed real estate is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Prior to acquisition, we generally order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expenses of the current period. After acquisition, all costs incurred to maintain the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	December 31,
	2018			2017			2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One-to four-family	$101	$158	$344	$9	$—	$706	$166	$—	$106
Home equity loans and lines of credit	36	—	48	12	104	—	32	—	—
Construction and land development	87	—	—	—	—	123	—	—	—
Nonresidential	—	—	484	1,023	—	—	—	—	—

Other loans:
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	1	—	—	2		—

Total	$224	$158	$876	$1,045	$104	$829	$200	$—	$106

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $120,000, $230,000 and $0 at December 31, 2018, 2017 and 2016, respectively.

	At December 31,
	2018	2017	2016
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$585	$706	$168
Home equity loans and lines of credit	85	49	—
Construction and land development	87	123	—
Nonresidential	484	—	—
Other loans:
Commercial	—	—	—
Consumer	—	—	—

Total non-accrual loans	1,241	878	168
Foreclosed real estate	865	865	1,440

Total non-performing assets	$2,106	$1,743	$1,608

Accruing troubled debt restructured loans:
Real estate loans:
One- to four-family	$—	$—	$341
Home equity loans and lines of credit	46	—	18
Construction and land development	—	—	—
Nonresidential	—	—	—
Other loans:
Commercial	—	—	—
Consumer	—	—	—

Total accruing troubled debt restructured loans	46	—	359

Total non-performing assets and accruing troubled debt restructured loans	$2,152	$1,743	$1,967

Total non-performing loans to total loans	0.86%	0.63%	0.13%
Total non-performing assets to total assets	0.98%	0.98%	0.92%
Total non-performing assets and accruing troubled debt restructured loans to total assets	1.00%	0.98%	1.13%

Interest income that would have been recorded for the years ended December 31, 2018 and 2017 had non-accruing loans been current according to their original terms amounted to $36,000 and $23,000, respectively. We recognized $56,000 and $25,000 of interest income for these loans for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, there were no loans not disclosed in the above table, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Classified Assets. Federal regulations provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose the insured institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

When assets are classified as either substandard or doubtful, it may establish a portion of the related general loss allowances to such assets as it deems prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required to either establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of the Comptroller of the Currency and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets, which includes foreclosed real estate, at the dates indicated were as follows:

	At December 31,
	2018	2017	2016
	(In thousands)
Substandard assets	$2,106	$2,305	$4,297
Doubtful assets	—	—	—
Loss assets	—	—	—

Total classified assets	$2,106	$2,305	$4,297

Special mention assets	$2,546	$972	$438

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loans losses which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss or loan pools, the fair value of the underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. An as integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning for the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

We continue to monitor and modify our allowance for loan losses as conditions dictate. No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

Current Expected Credit Losses. The implementation of Financial Accounting Standards Update 2016-13 (“ASU 2016-13) could result in an increase in our allowance for loan losses by requiring banks to change from an “incurred loss” model, which encompasses allowances for current know and inherent losses within the portfolio, to a current expected credit loss (“CECL”) model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The Company will record a one-time adjustment to its credit loss allowance, as of the beginning of the first quarter of 2021, equal to the difference between the amounts of its credit loss allowance under the incurred loss methodology and under ASU 2016-13. Although we are currently unable to estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of January 1, 2021.    In December 2018, the federal banking regulators issued a final rule that provides an optional three-year phase-in period for the day-one adverse effects of the adoption of ASU 2016-13 on bank organizations’ regulatory capital. The impact of this rule on the Company will depend on whether we elect to phase in the impact of the standard on our regulatory capital. For additional information regarding ASU 2016-13, see Note 1 of Notes to Consolidated Financial Statements.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Allowance at the beginning of the year	$1,038	$681	$803

Charge-offs:
Real estate loans:
One- to four-family	88	19	8
Home equity loans and lines of credit	12	—	18
Construction and land development	—	657	—
Nonresidential	335	—	35
Other loans:
Commercial	—	—	—
Consumer	6	2	1

Total charge-offs	441	678	62

Recoveries:
Real estate loans:
One- to four-family	8	6	—
Home equity loans and lines of credit	—	—	1
Construction and land development	8	—	—
Nonresidential	—	—	—
Other loans:
Commercial	—	—	—
Consumer	—	4	1

Total recoveries	16	10	2

Net charge-offs	425	668	60
Provision for (reversal of) loan losses	575	1,025	(62)

Allowance for loan losses to end of period	$1,188	$1,038	$681

Ratios:
Net charge-offs to average loans outstanding	0.30%	0.48%	0.05%
Allowance for loan losses to non-performing loans	95.73%	118.22%	405.36%
Allowance for loan losses to total loans	0.83%	0.74%	0.54%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2018			2017			2016
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four family	$245	20.62%	48.86%	$238	22.93%	47.92%	$74	10.87%	52.03%
Home equity loans and lines of credit	69	5.81%	5.25%	83	8.00%	6.80%	91	13.36%	9.20%
Construction and land development	185	15.57%	5.73%	173	16.67%	6.66%	309	45.37%	8.36%
Nonresidential	626	52.70%	36.14%	447	43.06%	34.93%	100	14.68%	28.55%
Other loans:
Commercial	29	2.44%	3.65%	44	4.24%	3.28%	55	8.08%	1.44%
Consumer	7	0.59%	0.37%	16	1.54%	0.41%	13	1.91%	0.42%

Total allocated allowance	1,161	97.73%	100.00%	1,001	96.44%	100.00%	642	94.27%	100.00%
Unallocated	27	2.27%	—	37	3.56%	—	39	5.73%	—

Total	$1,188	100.00%	100.00%	$1,038	100.00%	100.00%	$681	100.00%	100.00%

At December 31, 2018, our allowance for loan losses represented 0.83% of total loans and 95.73% of nonperforming loans. The allowance for loan losses increased to $1.2 million at December 31, 2018 from $1.0 million at December 31, 2017. There were $425,000 and $668,000 in net loan charge-offs during the years ended December 31, 2018 and December 31, 2017, respectively. The difference in net charge-offs during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily attributed to a charge-off during December 31, 2018 in the amount of $335,000 relating to one nonresidential loan relationship which we are in the process of foreclosure on the property securing the loan, compared to a charge-off during December 31, 2017 of $657,000 relating to one construction and land development loan relationship for which we have no additional exposure.

Investment Activities

General. Our investment policy is established and reviewed annually by the board of directors. We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, time deposits of federally insured institutions, certain bankers’ acceptances and federal funds.

Our investment objectives are to maintain high asset quality, to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. The board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The board of directors is also responsible for implementation of the investment policy and monitoring investment performance. The board of directors reviews the status of the investment portfolio on a quarterly basis, or more frequently if warranted.

Generally accepted accounting principles require that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent to hold such security. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio. Establishing a trading portfolio would require specific authorization by the board of directors.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of our available for sale and held to maturity securities at the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
U.S. Government and Federal Agency obligations	$18,264	$18,220	$5,499	$5,424	$4,000	$3,918
Residential mortgage-backed securities	17,638	17,745	—	—	—	—
Municipal securities	1,506	1,482	1,507	1,500	—	—

Total securities available for sale	$37,408	$37,447	$7,006	$6,924	$4,000	$3,918

Securities held to maturity:
Residential mortgage-backed securities	$—	$—	$3,323	$3,507	$4,321	$4,579

Total securities held to maturity	$—	$—	$3,323	$3,507	$4,321	$4,579

The Bank transferred its entire portfolio of residential mortgage-backed securities from held to maturity to available for sale during 2018. The fair market value at the date of the transfer was $2.9 million. At December 31, 2018, all of our securities were classified as available for sale, which is carried at fair value, totaled $37.4 million, or 17.36% of total assets. We also held $17.8 million in interest-bearing deposits at other banks, $6.9 million in time deposits in other banks and $245,000 of stock in the Federal Home Loan Bank of Atlanta at December 31, 2018.

United States Government and Federal Agency Obligations. While United States Government and Federal Agency obligations generally provide lower yields than other investments in the securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments. At December 31, 2018, U.S. Government and Federal Agency obligations consisted of fixed-rate Treasury securities, and fixed-rate Federal Home Loan Bank, Farm Credit Bank and Fannie Mae securities. At December 31, 2018, our United States Government and Federal Agency obligations totaled $18.2 million.

Residential Mortgage-Backed Securities. We invest in residential mortgage-backed securities insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae. We have not purchased privately-issued mortgage-backed securities. We invest in residential mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Ginnie Mae, Freddie Mac or Fannie Mae.

Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. At December 31, 2018, residential mortgage-backed securities totaled $17.7 million and consisted of $17.4 million in fixed-rate securities and $325,000 in variable-rate securities.

Municipal Securities. We have invested in municipal securities which have a higher yield than U.S. Government and Federal Agency obligations in order to improve the yield of the securities portfolio. Municipal securities generally involve more credit risk than U.S. Government and Federal Agency securities which have the explicit or implicit backing of the federal government. The market for municipal securities is also more limited than that for U.S. Government and Federal Agency obligations.    Under our investment policy, municipal securities must be rated “AA” by at least one nationally recognized rating agency in order to be considered for investment. At December 31, 2018, our municipal securities consisted of $1.5 million of taxable fixed-rate municipal revenue bonds

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2018, are summarized in the following table. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

			More than One Year		More than Five Years		More than
	One Year or Less		through Five Years		through Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government and Federal Agency obligations	$1,000	1.16%	$13,450	2.76%	$3,814	3.64%	$—	—	$18,264	$18,220	2.88%
Residential mortgage-backed securities	—	—	51	4.63%	1,649	3.53%	15,938	3.41%	17,638	17,745	3.43%
Municipal securities	—	—	1,003	2.37%	503	2.96%	—	—	1,506	1,482	2.56%

Total securities available for sale	$1,000	1.16%	$14,504	2.73%	$5,966	3.55%	$15,938	3.41%	$37,408	$37,447	3.11%

Sources of Funds

General. Deposits traditionally have been the primary source of funds for our lending and investment activities. In addition to deposits, we derive funds primarily from principal and interest payments on loans. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates, money market conditions and competition. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and may be used on a longer-term basis for general business purposes.

Deposits. We generate deposits primarily from within our market area through our branches. We offer a selection of deposit accounts, including demand accounts, savings accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the primary differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and premature withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of the Bank in the community to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The following table sets forth the average balance and weighted average rate of our deposit products for the periods indicated.

	At December 31,
	2018			2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing demand	$24,725	15.91%	0.23%	$24,035	15.61%	0.22%	$22,228	14.86%	0.22%
Money market	12,629	8.12%	0.21%	13,556	8.81%	0.21%	14,000	9.36%	0.21%
Savings	24,939	16.05%	0.05%	24,226	15.74%	0.05%	22,041	14.73%	0.05%
Certificates of deposit	76,041	48.92%	1.16%	75,031	48.74%	0.93%	74,808	49.99%	0.87%

Interest-bearing deposits	138,334	89.00%		136,848	88.90%		133,077	88.94%
Non-interest bearing demand	17,102	11.00%	—	17,085	11.10%	—	16,542	11.06%	—

Total deposits	$155,436	100.00%	0.71%	$159,933	100.00%	0.58%	$149,619	100.00%	0.56%

At December 31, 2018, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $40.2 million. The following table sets forth the maturity of these certificates as of December 31, 2018.

December 31, 2018
(In thousands)
Maturity period:
Three months or less	$3,663
Over three through six months	3,707
Over six through twelve months	8,187
Over twelve months	24,611

Total	$40,168

At December 31, 2018, certificates of deposit equal to or greater than $250,000 totaled $11.4 million of which $4.4 million matures on or before December 31, 2019.

The following table sets forth all of our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2018	2017	2016
	(In thousands)
Interest Rate Range:
0.01 – 0.99%	$20,217	$25,240	$29,976
1.00 – 1.99%	36,031	46,972	44,573
2.00 – 2.99%	16,142	2,817	228
3.00 and greater	3,237	7	44

Total	$75,627	$75,036	$74,821

The following table sets forth by interest rate ranges information concerning the maturities of our certificates of deposit as of December 31, 2018.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate Range:
0.01 – 0.99%	$12,575	$3,226	$1,977	$2,439	$20,217	26.73%
1.00 – 1.99%	15,543	10,379	5,176	4,933	36,031	47.64%
2.00 – 2.99%	3,416	2,504	4,106	6,116	16,142	21.35%
3.00 and greater	20	—	1,091	2,126	3,237	4.28%

Total	$31,554	$16,109	$12,350	$15,614	$75,627	100.00%

Borrowings. We may obtain advances from the Federal Home Loan Bank of Atlanta upon the security of the common stock we own in that bank and certain of our residential mortgage loans, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

At December 31, 2018 and 2017, we were permitted to borrow up to an aggregate total of $54.4 million and $44.5 million, respectively, from the Federal Home Loan Bank of Atlanta. There were no Federal Home Loan Bank borrowings outstanding at December 31, 2018 and 2017. Additionally, we had credit availability of $2,000,000 with a correspondent bank for short-term liquidity needs, if necessary. There were no borrowings outstanding at December 31, 2018 and 2017 under this facility.

The following table shows certain information regarding Federal Home Loan Bank advances at or for the dates indicated:

	For the Years Ended December 31,
	2018	2017	2016
Balance at end of period	$—	$—	$—
Average balance during the period	—	1,584	—
Maximum balance outstanding at any month-end during the period	—	6,000	—
Weighted average interest rate at end of period	—	—	—
Weight average interest rate during the period	—	1.26%	—

Subsidiaries

CBM Bancorp has no subsidiaries other than Chesapeake Bank of Maryland.

Personnel

At December 31, 2018, Chesapeake Bank of Maryland had 40 full-time employees and six part-time employees, none of whom was a party to a collective bargaining agreement.

Expense and Tax Allocation

Chesapeake Bank of Maryland entered into an agreement with CBM Bancorp to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Chesapeake Bank of Maryland and CBM Bancorp entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

TAXATION

CBM Bancorp and Chesapeake Bank of Maryland are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to CBM Bancorp or Chesapeake Bank of Maryland.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, CBM Bancorp and Chesapeake Bank of Maryland currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns. CBM Bancorp and Chesapeake Bank of Maryland file a consolidated federal income tax return.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Chesapeake Bank of Maryland was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Chesapeake Bank of Maryland is permitted to use the reserve method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2018, Chesapeake Bank of Maryland had $1.5 million of reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Chesapeake Bank of Maryland failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2018, our total federal pre-1988 base year reserve was approximately $1.5 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Chesapeake Bank of Maryland makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. For tax years beginning before December 31, 2017, the Internal Revenue Code imposed an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Under the Tax Cuts and Jobs Act (the “Act”), for tax years beginning after December 31, 2017, the alternative minimum tax applicable to corporations is repealed. In addition, for tax years beginning after December 31, 2017 and ending before January 1, 2022, any alternative minimum tax credits are refundable in an amount equal to 50% (100% for tax years beginning in 2021) of the excess of the minimum tax credits for the tax year, over the amount of the credit allowable for the year against regular tax liability. Certain alternative minimum tax payments may be used as credits against regular tax liabilities in future years. At December 31, 2018, CBM Bancorp had no alternative minimum tax payments available to carry forward to future periods.

Net Operating Loss Carryforwards. As a result of the Act generally, a company may carry net operating losses forward indefinitely. At December 31, 2018, CBM Bancorp had no federal net operating loss carryforwards.

Corporate Dividends-Received Deduction. CBM Bancorp, Inc. may exclude from its income 100% of dividends received from Chesapeake Bank of Maryland as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from a corporation in which a corporate recipient owns at least 20% of its stock, and corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

The State of Maryland imposes an income tax of 8.25% on income measured in substantially the same manner as federally taxable income. CBM Bancorp, as a Maryland business corporation, as well as Chesapeake Bank of Maryland are required to file an annual report with and pay franchise taxes to the State of Maryland. Affiliated corporations that file a consolidated federal income tax return must file separate income tax returns for the State of Maryland.

Net Operating Loss Carryforwards. As a result of the Act generally, a company may carry net operating losses forward indefinitely. As of December 31, 2018, the Company and Chesapeake Bank of Maryland had net operating loss carryforwards of approximately $30,000 and $565,000 for state income tax purposes, respectively.

SUPERVISION AND REGULATION

General

As a federal savings association, Chesapeake Bank of Maryland is subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency and, secondarily, by the Federal Deposit Insurance Corporation. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Chesapeake Bank of Maryland may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Chesapeake Bank of Maryland also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Chesapeake Bank of Maryland or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a savings and loan holding company, CBM Bancorp is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. CBM Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of CBM Bancorp and Chesapeake Bank of Maryland.

Set forth below are certain material regulatory requirements that are or will be applicable to Chesapeake Bank of Maryland and CBM Bancorp. This description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Chesapeake Bank of Maryland and CBM Bancorp.

Financial Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, imposed various new restrictions on, and an expanded framework of regulatory oversight for, financial entities, including depository institutions and their holding companies. The implementation of the Dodd-Frank Act’s requirements has resulted in, may continue to result in, an increased regulatory burden and increased compliance, operating and interest expenses.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act was enacted to modify or remove certain financial reform rules and regulations, including certain of those implemented under the Dodd-Frank Act. While the 2018 statute maintains most of the regulatory structure established by the Dodd-Frank Act, it amends some aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Certain of these changes could result in meaningful regulatory changes for community banks and their holding companies, such as Chesapeake Bank of Maryland and CBM Bancorp.

The Economic Growth, Regulatory Relief and Consumer Protection Act, among its other provisions, expands the definition of qualified mortgages that may be held by a financial institution and provides certain regulatory relief regarding such matters as call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans. The Economic Growth, Regulatory Relief and Consumer Protection Act also simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. See “– Federal Banking

Regulation – Capital Requirements.” Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements, and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.

In addition, the Economic Growth, Relief and Consumer Protection Act includes authority for eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter. On September 10, 2018, the Office of the Comptroller of the Currency issued a proposed rule implementing this statutory provision. An eligible federal savings association is a federal savings association that: (1) is well capitalized; (2) has a CAMELs composite rating of 1 or 2; (3) has a consumer compliance rating of a 1 or 2; (4) has a Community Reinvestment Act rating of “outstanding” or “satisfactory,” if applicable; and (5) is not subject to an enforcement action. The proposed rule is subject to change, and the Office of the Comptroller of the Currency will issue a final rule after reviewing all comments for the proposal.

We cannot predict at this time when or how the new standards under the Economic Growth, Regulatory Relief and Consumer Protection Act will ultimately be applied to us or what specific impact such statute and the implementing regulations will have on community banks.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Chesapeake Bank of Maryland may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. Chesapeake Bank of Maryland may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for Chesapeake Bank of Maryland, including real estate investment and securities and insurance brokerage.

Examinations and Assessments. Chesapeake Bank of Maryland is primarily supervised by the Office of the Comptroller of the Currency. Chesapeake Bank of Maryland is required to file reports with and is subject to periodic examinations by the Office of the Comptroller of the Currency. Chesapeake Bank of Maryland is required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio, and a Tier 1 capital to total average assets leverage ratio. These capital requirements took effect January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is composed of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that exercised an opt-out election regarding the treatment of accumulated other comprehensive income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that did not exercise the accumulated other comprehensive income opt-out have accumulated other comprehensive income incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.

The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year and was fully implemented at 2.5% of risk-weighted assets on January 1, 2019.

The recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of tangible equity capital divided by average consolidated assets (“CBLR”) of between 8 and 10 percent. Under the statute, any qualifying depository institution or holding company that maintains a leverage ratio exceeding the CBLR will be considered to satisfy the generally applicable leverage and risk-based regulatory capital requirements. In November 2018, the Office of the Comptroller of the Currency and the other federal banking agencies proposed a rule implementing the statute’s CBLR provisions and setting the CBLR at 9 percent. Under the proposed rule, a “qualifying community banking organization” would be defined as a depository institution or depository institution holding company that meets the following criteria: (i) total consolidated assets of less than $10 billion; (ii) total off-balance sheet exposures of 25 percent or less of total consolidated assets; (iii) total trading assets and trading liabilities of five percent or less of the total consolidated assets; (iv) mortgage servicing assets of less than 25 percent of CBLR tangible equity; and (v) deferred tax assets from temporary differences that the institution could not realize through net operating loss carrybacks, net of any related valuation allowances, of 25 percent or less of CBLR tangible equity.

Under the proposed rule, qualifying community banking organizations that elect the CBLR framework and that maintain a CBLR of over 9 percent would be exempt from complying with other risk-based and leverage capital requirements and would be considered to have met the “well capitalized” ratio requirements for purposes of the prompt corrective action standards. It is not anticipated that the proposed CBLR rule will be issued in final form, or become effective, until the second calendar quarter of 2019 at the earliest. We have not yet made a determination as to whether Chesapeake Bank of Maryland will elect to use the CBLR framework as currently proposed.

At December 31, 2018, Chesapeake Bank of Maryland’s capital exceeded all applicable requirements.

Prompt Corrective Action. Under the federal prompt corrective action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. Under federal regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Reserve Board to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

At December 31, 2018, Chesapeake Bank of Maryland met the criteria for being considered “well capitalized.”

Loans-to-One Borrower. Chesapeake Bank of Maryland is subject to a statutory lending limit on aggregate loans to one borrower or a related group of borrowers. That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by specified readily marketable collateral, the limit is increased to 25%. As of December 31, 2018, Chesapeake Bank of Maryland was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Chesapeake Bank of Maryland is required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on its operations. Under the QTL test, Chesapeake Bank of Maryland must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine out of every twelve months on a rolling basis. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business. Alternatively, Chesapeake Bank of Maryland may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. At December 31, 2018, Chesapeake Bank of Maryland satisfied the QTL test.

Limitations on Dividends and Other Capital Distributions. Federal regulations impose restrictions on capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if (i) the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years; (ii) the savings association would not be at least adequately capitalized following the distribution; (iii) the distribution would violate any applicable statute, regulation, supervisory agreement or regulatory condition; or (iv) the savings association is not eligible for expedited treatment of its filings under application processing rules of the Office of the Comptroller of the Currency. Even if an application is not otherwise required, a savings association that is a subsidiary of a savings and loan holding company, such as Chesapeake Bank of Maryland, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if: (i) the savings association would be undercapitalized following the distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. Finally, a federal savings association may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Chesapeake Bank of Maryland. CBM Bancorp is an affiliate of Chesapeake Bank of Maryland because of its control of Chesapeake Bank of Maryland. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Finally, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Chesapeake Bank of Maryland is also subject to certain statutory and regulatory restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. These provisions generally require extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•

not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Chesapeake Bank of Maryland’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Chesapeake Bank of Maryland’s board of directors. Extensions of credit to executive officers are subject to additional limits under applicable regulation.

Insurance of Deposit Accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at federally insured financial institutions such as Chesapeake Bank of Maryland. Deposit accounts in Chesapeake Bank of Maryland are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) for most banks and savings associations is 1.5 basis points to 30 basis points of total assets less tangible equity.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2019.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The Community Reinvestment Act requires all insured depository institutions to publicly disclose their rating. Chesapeake Bank of Maryland received a “outstanding” Community Reinvestment Act rating in its most recent federal examination.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A failure to comply with the Equal Credit Opportunity Act or the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

Privacy Regulations. Federal regulations generally require that Chesapeake Bank of Maryland disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Chesapeake Bank of Maryland is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Chesapeake Bank of Maryland has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Other Consumer Protection Regulations. In connection with its deposit taking and lending activities, Chesapeake Bank of Maryland is subject to numerous federal and state laws designed to protect customers. The deposit operations of Chesapeake Bank of Maryland are subject to state usury laws and federal laws concerning interest rates. Our loan operations are subject to state and federal laws applicable to credit transactions, including the:

•	Truth in Lending Act, requiring financial institutions to disclose credit terms in meaningful and consistent ways;

•

Real Estate Settlement Procedures Act, requiring lenders to provide borrowers with information regarding the nature and cost of real estate settlements and prohibiting certain lending practices with respect to real estate transactions;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

Bank Secrecy Act / USA PATRIOT ACT. Chesapeake Bank of Maryland is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require Chesapeake Bank of Maryland to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing mergers and acquisitions.

Prohibitions against Tying Arrangements. Federal savings associations are prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the Federal Deposit Insurance Corporation has authority to take the action under specified circumstances.

Federal Home Loan Bank System. Chesapeake Bank of Maryland is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta, Chesapeake Bank of Maryland is required to hold shares of capital stock in that Federal Home Loan Bank. Chesapeake Bank of Maryland was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2018 of $245,000.

Holding Company Regulation

General. As a savings and loan holding company, CBM Bancorp is subject to regulation, supervision and examination by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over CBM Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Chesapeake Bank of Maryland.

Permissible Activities. As a savings and loan holding company, CBM Bancorp’s business activities are limited to the activities authorized by statute and regulation for savings and loan holding companies, the activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, and, provided certain conditions are met and financial holding company status is elected, the activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

Capital The federal regulatory capital rules apply to all depository institutions as well as to all depository institution holding companies with consolidated assets of $3 billion or more. The regulatory capital requirements generally do not apply on a consolidated basis to a bank or savings and loan holding company with total consolidated assets of less than $3 billion unless the holding company: (i) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) conducts significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; or (iii) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission. The Federal Reserve Board may apply the regulatory capital standards at its discretion to any depository institution holding company, regardless of asset size, if such action is warranted for supervisory purposes. Because CBM Bancorp has total consolidated assets of less than $3 billion and does not engage in activities that would trigger application of the federal regulatory capital rules, it is not at present subject to consolidated capital requirements under the such rules.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” doctrine that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of CBM Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition of Control Regulations. Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board and must obtain the prior approval of the Federal Reserve Board under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company. A bank holding company must obtain the prior approval of the Federal Reserve Board under the Bank Holding Company Act before obtaining control of a savings association or savings and loan holding company. The term “company” includes corporations, partnerships, associations, and certain trusts and other entities. “Control,” as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of an institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings association’s or holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, is the case with CBM Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, under the Change in Bank Control Act, persons that are not companies are subject to similar prior approval requirements with respect to the acquisition of control of savings and loan holding companies and savings associations. Under such statute, prior regulatory approval is required from the Federal Reserve Board in the case of control of a savings and loan holding company and from the Office of the Comptroller of the Currency in the case of control of a savings association when a person(s) rather than a holding company seeks control of a savings and loan holding company or a savings association.

Federal Securities Laws

CBM Bancorp common stock is registered with the Securities and Exchange Commission. CBM Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in CBM Bancorp’s public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of CBM Bancorp may be resold without registration. Shares purchased by an affiliate of CBM Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If CBM Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of CBM Bancorp that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of CBM Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, CBM Bancorp may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Emerging Growth Company Status

CBM Bancorp is an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”). We will cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933; (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, CBM Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. CBM Bancorp has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Item 1A.	Risk Factors

Not applicable, as CBM Bancorp, Inc. is a “smaller reporting company”.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2018, the net book value of our office properties was $1.6 million, and the net book value of our furniture, fixtures and equipment was $287,000. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
2001 East Joppa Road	Owned	1972	$750
Baltimore, Maryland 21234

Other Properties:
Arbutus Branch	Owned	1980	186
5424 Carville Avenue
Arbutus, Maryland 21227

Bel Air Branch	Owned	2003	701
1-A Bel Air South Parkway
Bel Air, Maryland 21015

Pasadena Branch	Leased	1987	N/A
3820 Mountain Road
Pasadena, Maryland 21122

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

Item 3.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. As of December 31, 2018, we were not involved in any legal proceedings the outcome of which would be material to our consolidated financial condition or consolidated results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market Value for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “CBMB.” As of March 27, 2019, we had approximately 175 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 4,232,000 shares of common stock outstanding. The following table sets forth market price information for our common stock in 2018 beginning with the completion of our stock offering. We did not declare a dividend for any periods listed.

	Price per Share
2018	High	Low
Quarter ended December 31, 2018	$12.59	$12.42
Quarter ended September 30, 2018 (beginning September 28, 2018)	13.20	12.75

The Company has not paid any dividends to its shareholders to date. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: our financial condition and results of operations; tax considerations, regulatory capital requirements, industry standards, and economic conditions. We will also consider the regulatory restrictions that affect the payment of dividends by Chesapeake Bank of Maryland.

There were no sales of unregistered securities or shares repurchased by the Company during the fiscal year 2018.

Item 6.	Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of CBM Bancorp, Inc. and Chesapeake Bank of Maryland as of and for the periods indicated. The following is only a summary and you should read it in conjunction with consolidated financial statements of CBM Bancorp, Inc. and notes beginning on page F-1 of this Annual Report. The information at December 31, 2018 and 2017, and for the years ended December 31, 2018 and 2017, is derived in part from the audited consolidated financial statements that appear in this Annual Report. The information at and for the year ended December 31, 2016 is derived in part from audited financial statements that are not included in this Annual Report.

	At December 31,
	2018	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$215,413	$177,903	$174,456
Cash and cash equivalents	18,847	12,030	21,443
Time deposits in other banks	6,944	4,960	6,948
Investment securities	37,447	10,247	8,239
Loans held for sale	211	1,218	299
Loans receivable, net	142,320	139,047	124,526
Bank-owned life insurance	4,609	5,367	7,143
Premises and equipment, net	1,925	1,927	1,878
Foreclosed real estate	865	865	1,440
Deposits	153,750	154,786	151,286
Total equity	60,347	21,603	21,603

	At December 31,
	2018	2017	2016
	(In thousands)
Selected Operating Data:
Interest and dividend income	$7,702	$6,929	$6,164
Interest expense	978	811	744

Net interest income	6,724	6,118	5,420
Provision for (reversal of) loan losses	575	1,025	(62)

Net interest income after provision for (reversal of) loan losses	6,424	5,093	5,482
Non-interest income	581	826	627
Non-interest expense	5,834	5,411	5,506

Income before income taxes	1,171	508	603
Income tax expense	223	507	229

Net income	$673	$1	$374

	At or For the Years Ended December 31,
	2018	2017	2016
Performance Ratios:
Return on average assets	0.35%	*	0.22%
Return on average equity	2.10%	*	1.73%
Interest rate spread	3.49%	3.58%	3.42%
Net interest margin	3.67%	3.68%	3.50%
Efficiency ratio	79.86%	75.08%	83.91%
Non-interest expense to average assets	3.02%	3.02%	3.18%
Average interest-earning assets to average interest-bearing liabilities	132.56%	120.05%	116.46%

Capital Ratios
Common equity tier 1 capital to risk-weighted assets (1)	29.67%	16.64%	17.74%
Total risk-based capital to risk-weighted assets (1)	30.58%	17.48%	18.34%
Tier 1 capital to risk-weighted assets (1)	29.67%	16.64%	17.74%
Tier 1 capital to average assets (1)	18.45%	11.94%	11.97%
Average equity to average assets	16.69%	12.29%	12.51%

Asset Quality Ratios
Allowance for loan losses as a percentage of total loans	0.83%	0.74%	0.54%
Allowance for loan losses as a percentage of non-performing loans	95.73%	118.22%	405.36%
Net charge-offs to average outstanding loans during the period	0.30%	0.48%	0.05%
Non-performing loans as a percentage of total loans	0.86%	0.63%	0.13%
Non-performing assets as a percentage of total assets	0.98%	0.98%	0.92%

Other Data:
Number of offices	4	4	4
Number of full-time equivalent employees	43	43	43

*	Not material.
(1)	Capital ratios are for the Bank only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information at December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 is derived in part from the audited consolidated financial statements that appear on page F-1 of this Annual Report.

Overview

Chesapeake Bank of Maryland provides financial services to individuals and businesses from our main office in Parkville, Maryland, and from our three additional full-service banking offices in Arbutus, Bel Air and Pasadena, Maryland. Our primary market area includes the Baltimore Metropolitan Area and its surrounding counties. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, nonresidential real estate loans, construction and land development loans, home equity loans and lines of credit, and, to a lesser extent, commercial business loans and consumer loans. We retain our loans in portfolio depending on market conditions. We sell a majority of our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits and principal and interest payments on loans and securities. We also have access to Federal Home Loan Bank advances which are available and may be utilized from time to time.

Our results of operations depend primarily on our net interest income which is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of gains recognized from the sale of residential mortgage loans in the secondary market, fees and service charges on deposit accounts, income from bank-owned life insurance policies and sales of securities. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy, data processing related operations, professional fees, real estate owned and other expenses.

An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities may reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. As described in “Management of Market Risk,” our net interest income and our net economic value would decrease as a result of an instantaneous increase in interest rates. To help manage interest rate risk, we promote core deposit products and we are diversifying our loan portfolio by continuing to sell a portion of our longer term conforming fixed-rate one-to four-family residential real estate loans and increase nonresidential real estate lending with shorter repricing terms.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. We expect our return on equity to remain relatively low until we are able to leverage the additional capital we received from the stock offering.

Business Strategy

We intend to continue to operate as a well-capitalized and profitable community-oriented bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace, our presence in the communities we serve and our long-standing history of providing superior, relationship-based customer service. Our core business strategies are discussed below.

•

Continue to originate and sell certain residential real estate loans. Residential mortgage lending has historically been a significant part of our business, and we recognize that originating one- to four-family residential real estate loans is essential to our status as a community-oriented bank. During the year ended December 31, 2018, we originated $18.0 million in one- to four-family residential real estate loans, selling $8.3 million in one- to four-family residential real estate loans and recording gains of $187,000 on the sale of those loans. Similarly, during the year ended December 31, 2017, we originated $21.7 million in one- to four-family residential real estate loans, selling $7.4 million in one- to four-family residential real estate loans and recording gains of $187,000 on the sale of those loans. We intend to continue to sell in the secondary market a portion of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate to increase non-interest income and manage the interest rate risk of our loan portfolio.

•

Increase nonresidential real estate lending. In order to increase the yield on our loan portfolio and reduce the term to repricing, we plan to increase our nonresidential real estate lending while maintaining what we believe are conservative underwriting standards. We will focus our nonresidential real estate lending on small businesses located in our market area, targeting owner-occupied businesses.

•

Maintain high asset quality. Strong asset quality is critical to the long-term financial success of a community bank. We attribute our high asset quality to maintaining conservative underwriting standards, the diligence of our loan collection personnel and the stability of the local economy. We hired a Chief Credit Officer, with significant experience, who is critical in our goal to maintain high asset quality. At December 31, 2018, our non-performing assets to total assets ratio was 0.98%. Because substantially all of our loans are secured by real estate, and the level of our non-performing loans has been low in recent years, we believe that our allowance for loan losses is adequate to absorb the probable losses inherent in our loan portfolio.

•

Increase core deposits, with an emphasis on low-cost commercial demand deposits. Deposits are the major source of balance sheet funding for lending and other investments. We have made investments in new products and services, as well as enhancing our electronic delivery solutions including business bill-pay in an effort to become more competitive in the financial services marketplace and attract more core deposits, our least costly source of funds. Our ratio of core (non-time) deposits to total deposits was 50.81% at December 31, 2018. We plan to continue to aggressively market our core deposit accounts, emphasizing our high-quality service and competitive pricing of these products.

•

Expand our banking franchise as opportunities arise through organic growth, branch acquisitions and/or acquisitions of other financial institutions. We currently operate from four full-service banking offices. In order to grow our assets to mitigate the increasing costs of regulatory compliance, we intend to evaluate expansion opportunities. We will consider expanding our branch network through the opening of additional branches or the acquisition of branches. We must also consider potential acquisitions of branches or local financial institutions. We currently have no understandings or agreements with respect to acquiring any financial institution.

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

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Total Assets. Total assets increased $37.5 million, or 21.08%, to $215.4 million at December 31, 2018 from $177.9 million at December 31, 2017. The increase in total assets was primarily the result of the capital raise from our stock offering, as discussed in more detail below.

Cash and Cash Equivalents. Cash and cash equivalents increased $6.8 million, or 56.67%, to $18.8 million at December 31, 2018 from $12.0 million at December 31, 2017. The increase in cash and cash equivalents was primarily driven by the net proceeds received from the stock offering after investing in time deposits in other banks and investment securities discussed below.

Time Deposits in Other Banks. Time deposits in other banks increased by $1.9 million, or 38.00%, to $6.9 million at December 31, 2018 from $5.0 million at December 31, 2017. This increase was due to purchases of time deposits in other banks in the amount of $5.7 million offset by maturities of $3.8 million.

Investment Securities. Investment securities increased $27.2 million to $37.4 million at December 31, 2018 from $10.2 million at December 31, 2017. The increase was primarily due to the investment of a portion of the net proceeds as the result of the capital raise from our stock offering. Purchases of investment securities of $29.0 million were offset by maturities and principal repayments of $1.8 million. We transferred during 2018, at fair value, our held to maturity residential mortgage-backed investment securities in the amount of $2.9 million to available for sale. All of our investment securities are currently classified as available for sale.

Net Loans. Net loans increased $3.3 million, or 2.37%, to $142.3 million at December 31, 2018 from $139.0 million at December 31, 2017. One-to four-family residential real estate loans increased $3.0 million, or 4.46%, to $70.2 million at December 31, 2018 from $67.2 million at December 31, 2017. Our nonresidential loans increased $2.9 million, or 5.92%, to $51.9 million at December 31, 2018 from $49.0 million at December 31, 2017. Our commercial loans increased $647,000, or 14.07%, to $5.3 million at December 31, 2018 from $4.6 million at December 31, 2017. Our home equity loans and lines of credit decreased $2.0 million, or 21.05%, to $7.5 million at December 31, 2018 from $9.5 million at December 31, 2017. Our construction and land development loans decreased $1.1 million, or 11.83%, to $8.2 million at December 31, 2018 from $9.3 million at December 31, 2017.

Bank-owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2018 and December 31, 2017, the aggregate cash surrender value of these policies was $4.6 million and $5.4, million, respectively. The decrease in the cash surrender value was attributable to the benefits received upon the death of a retired director insured with BOLI.

Deposits. Deposits decreased $1.0 million, or 0.65%, to $153.8 million at December 31, 2018 from $154.8 million at December 31, 2017. Our non-interest-bearing demand deposits increased $1.6 million, or 9.70%, to $18.1 million at December 31, 2018 from $16.5 million at December 31, 2017. Our savings accounts increased by $276,000, or 1.12%, to $24.9 million at December 31, 2018 from $24.6 million at December 31, 2017. Our certificates of deposit increased by $591,000, or 0.79%, to $75.6 million at December 31, 2018 from $75.0 million at December 31, 2017. Our interest-bearing demand deposits decreased $1.8 million, or 7.14%, to $23.4 million at December 31, 2018 from $25.2 million at December 31, 2017. Our money market deposits decreased $1.7 million, or 12.59%, to $11.8 million at December 31, 2018 from $13.5 million at December 31, 2017.

Total Stockholders’ Equity. Total stockholders’ equity increased by $38.7 million to $60.3 million at December 31, 2018 from $21.6 million at December 31, 2017. The increase primarily reflects the net proceeds of $40.9 million from the conversion, reorganization and the Company’s related issuance of common stock that was completed on September 27, 2018. As a part of the conversion and reorganization, an Employee Stock Ownership Plan in the amount of $3.4 million was established, purchasing 8% of the total outstanding shares during the offering. Upon the release of shares at December 31, 2018 for the Employee Stock Ownership Plan in the amount of $339,000, a total of $3.1 million is shown as a reduction to stockholders’ equity on the consolidated statements of financial condition. Additional factors relating to changes in stockholders’ equity include earnings of $673,000, an increase of $88,000 in other comprehensive income related to the interest fluctuations on the Company’s available for sale securities portfolio and an increase of $90,000 in additional paid in capital for the recording of stock-based compensation relating to the release of shares from the ESOP.

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

	For the Years Ended December 31,
		2018			2017			2016
	At December 31,	Average		Average	Average		Average	Average		Average
	2018	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Yield/Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Loans	4.82%	$140,958	$6,767	4.80%	$139,013	$6,470	4.65%	$119,794	$5,696	4.75%
Federal funds sold and interest-bearing deposits in other banks	2.40%	22,933	432	1.88%	10,643	108	1.01%	19,976	99	0.50%
Time deposits in other banks	2.88%	4,919	99	2.01%	5,785	76	1.31%	5,018	66	1.32%
Investment securities	3.11%	14,318	389	2.72%	10,494	263	2.51%	10,039	294	2.93%
Federal Home Loan Bank stock	6.12%	245	15	6.12%	249	12	4.82%	153	9	5.88%

Total interest-earning assets		183,373	7,702	4.20%	166,184	6,929	4.17%	154,980	6,164	3.98%
Non-interest-earning assets		9,657			13,223			18,178

Total assets		$193,030			$179,407			$173,158

Interest bearing liabilities:
Interest-bearing demand	0.24%	$24,725	57	0.23%	$24,035	54	0.22%	$22,228	50	0.22%
Money market	0.22%	12,629	26	0.21%	13,556	28	0.21%	14,000	29	0.21%
Savings	0.05%	24,939	12	0.05%	24,226	12	0.05%	22,041	11	0.05%
Certificates of deposit	1.46%	76,041	883	1.16%	75,031	697	0.93%	74,808	654	0.87%

Total deposits		138,334	978	0.71%	136,848	791	0.58%	133,077	744	0.56%
Borrowed funds	—	—	—	—	1,584	20	1.26%	—	—

Total interest-bearing liabilities		138,334	978	0.71%	138,432	811	0.59%	133,077	744	0.56%

Non-interest-bearing liabilities		22,573			18,943			18,424

Total liabilities		160,907			157,375			151,501
Stockholders’ equity		32,123			22,032			21,657

Total liabilities and stockholders’ equity		$193,030			$179,407			$173,158

Net interest income			$6,724			$6,118			$5,420

Interest rate spread(1)				3.49%			3.58%			3.42%
Net interest-earning assets(2)		$45,039			$27,752			$21,903

Net interest margin(3)				3.67%			3.68%			3.50%
Average interest-earning assets to average-interest bearing liabilities		132.56%			120.05%			116.46%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing interest rates and volumes on our net interest income for the periods indicated. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Years Ended December 31, 2018 vs. 2017			Years Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$92	$210	$302	$903	$(129)	$774
Federal funds sold and interest-bearing deposits in other banks	178	146	324	(70)	79	9
Time deposits in other banks	(14)	37	23	11	(1)	10
Investment securities	100	26	126	12	(43)	(31)
Federal Home Loan Bank stock	—	3	3	5	(2)	3

Total interest-earning assets	356	422	778	861	(96)	765

Interest-bearing liabilities:
Interest-bearing demand	2	—	2	4	–	4
Money market	(2)	—	(2)	(1)	–	(1)
Savings	—	—	—	1	–	1
Certificates of deposit	11	174	185	3	40	43
Borrowed funds	(20)	—	(20)	20	—	20

Total interest-bearing liabilities	(9)	174	165	27	40	67

Change in net interest income	$365	$248	$613	$834	$(136)	$698

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

General. Net income was $673,000 for the year ended December 31, 2018 compared to $1,000 for the year ended December 31, 2017. The increase was due to several factors including an increase in net interest income of $606,000, or 9.93%, to $6.7 million for the year ended December 31, 2018 from $6.1 million for the year ended December 31, 2017, a decrease in provision for loan losses of $450,000, or 43.90%, to $575,000 for the year ended December 31, 2018 from $1.0 million for the year ended December 31, 2017, offset by a decrease in non-interest income of $245,000, or 29.66%, to $581,000 for the year ended December 31, 2018 from $826,000 for the year ended December 31, 2017 and an increase in non-interest expense of $423,000, or 7.83%, to $5.8 million for the year ended December 31, 2018 from $5.4 million for the year ended December 31, 2017. The increase in net income was also a result of the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017. The Act amended the Internal Revenue Code to reduce income tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Act reduced the federal corporate tax rate from a maximum 35% to a flat 21% tax rate. As a result, our net deferred tax assets, which were based on a 34% corporate tax rate, had to be re-valued as of the year ended December 31, 2017 to reflect the new tax rate of 21%. This non-cash unfavorable adjustment was estimated to be approximately $483,000 and was recorded through income tax expense for the year ended December 31, 2017. Although our pre-tax income for the year ended December 31, 2018 was $896,000 compared to $508,000 for the year ended December 31, 2017, an increase of $388,000, the change in the corporate tax rate resulted in a decrease in income tax expense of $284,000, or 56.02%, to $223,000 for the year ended December 31, 2018 from $507,000 for the year ended December 31, 2017.

Interest Income. Interest and dividend income increased $773,000, or 11.20%, to $7.7 million for the year ended December 31, 2018 from $6.9 million for the year ended December 31, 2017. The increase in interest income was due primarily to the increase in average interest-earning assets for year ended December 31, 2018 compared to the average interest earnings assets for the year ended December 31, 2017.

Interest income on loans increased $297,000, or 4.57%, to $6.8 million for the year ended December 31, 2018 from $6.5 million for the year end December 31, 2017. The increase was primarily due to an increase in the average yield of our loans, which is our primary source of interest income. Our average yield on loans increased 15 basis points to 4.80% for the year ended December 31, 2018 from 4.65% for the year ended December 31, 2017, as lower-yielding loans have been repaid or refinanced and replaced with higher-yielding loans. Our average balance of loans increased $2.0 million, or 1.44%, to $141.0 million for the year ended December 31, 2018 from $139.0 million for the year ended December 31, 2017.

Interest and dividends on investments includes the interest income received on interest-bearing deposits in other banks, time deposits in other banks and investment securities. Interest on dividends and investments increased $476,000 to $935,000 for the year ended December 31, 2018 from $459,000 for the year ended December 31, 2017 and is discussed in detail below.

Interest income on interest-bearing deposits in other banks increased $324,000 to $432,000 for the year ended December 31, 2018 from $108,000 for the year ended December 31, 2017. The increase in interest income on interest-bearing deposits in other banks was the result of an increase in the average balances as well as an increase in the average yield. The average balance on interest-bearing deposits in other banks increased $12.3 million to $22.9 million for the year ended December 31, 2018 from $10.6 million for the year ended December 31, 2017. The increase in interest-bearing deposits in other banks was primarily driven by the net proceeds received from the stock offering after investing in time deposits in other banks and investment securities. The average yield we earned on interest-bearing deposits in other banks increased 87 basis points to 1.88% for the year ended December 31, 2018 from 1.01% for the year ended December 31, 2017 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate increases.

Interest income on time deposits in other banks increased $23,000 to $99,000 for the year ended December 31, 2018 from $76,000 for the year ended December 31, 2017. The average yield we earned on time deposits in other banks increased 70 basis points to 2.01% for the year ended December 31, 2018 from 1.31% for the year ended December 31, 2017, reflecting increases in interest rates on the purchases of higher yielding time deposits in other banks, as our average balances decreased by $866,000.

Interest income on investment securities increased $126,000 to $389,000 for the year ended December 31, 2018 from $263,000 for the year ended December 31, 2017. The increase in interest income on investment securities was the result of an increase in the average balances as well as an increase in the average yield. The average balance on investment securities increased $3.8 million to $14.3 million for the year ended December 31, 2018 from $10.5 million for the year ended December 31, 2017 and was primarily due to the investment of a portion of the net proceeds as the result of the capital raise from our stock offering. The average yield we earned on investment securities increased 21 basis points to 2.72% for the year ended December 31, 2018 from 2.51% for the year ended December 31, 2017 primarily due to the purchase of higher yielding investments.

Interest Expense. Interest expense increased $167,000, or 20.59%, to $1.0 million for the year ended December 31, 2018 from $811,000 for the year ended December 31, 2017. The increase was the result of an increase of $187,000 in interest expense paid on deposits offset by a decrease in interest expense of $20,000 paid on advances in 2017 versus none in 2018 from the Federal Home Loan Bank. The increase in interest expense paid on deposits was primarily due to an increase in the average rate paid on certificates of deposit which increased 44 basis points to 1.16% for the year ended December 31, 2018 from 0.93% for the year ended December 31, 2017. Our average balance of interest-bearing deposits increased $1.4 million, or 1.02%, to $138.3 million for the year ended December 31, 2018 from $136.9 million for the year ended December 31, 2017. The average outstanding balance on our borrowings with the Federal Home Loan Bank for the year ended December 31, 2017 was $1.6 million at an average rate of 1.26%.

Net Interest Income. Net interest income increased $606,000, or 9.93%, to $6.7 million for the year ended December 31, 2018 from $6.1 million for the year ended December 31, 2017, primarily as the result of a higher balance of net interest-earning assets. Our average net interest-earning assets, which represents total interest-earning assets less total interest-bearing liabilities, increased by $17.2 million, or 61.87%, to $45.0 million for the year ended December 31, 2018 from $27.8 million for the year ended December 31, 2017, due primarily to our capital raise as described above. Our net interest rate spread decreased by 9 basis points to 3.49% for the year ended December 31, 2018 from 3.58% for the year ended December 31, 2017, reflecting an increase in the average rate we paid on interest-bearing liabilities, which exceeded the increase in the average yield we earned on our interest-earning assets. Our net interest margin decreased slightly by 1 basis point to 3.67% for the year ended December 31, 2018 from 3.68% for the year ended December 31, 2017.

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

Provision for loan losses decreased by $450,000, or 43.90%, to $575,000 for the year ended December 31, 2018 from a provision for loan losses for the year ended December 31, 2017 of $1.0 million. We recorded net charge-offs of $425,000 and $678,000 for years ended December 31, 2018 and 2017, respectively. Non-performing loans totaled $1.2 million at December 31, 2018 compared to $878,000 at December 31, 2017. The increase of $363,000 in non-performing loans was primarily the result of an increase of $484,000 in non-performing nonresidential loans. Our non-performing loans to total loans increased to 0.86% at December 31, 2018 from 0.63% at December 31, 2017. The Company reported a charge-off of $335,000 during the year ended December 31, 2018 relating to one nonresidential loan relationship. This loan relationship was written down to its current fair value and the property securing the loan is in the process of foreclosure. The Company reported a higher provision during the year ended December 31, 2017 due to a $657,000 charge-off taken relating to one construction and land development loan relationship for which we have no additional exposure. The increase in the provision was also necessary due to increases in non-performing and impaired loans during the year ended December 31, 2017. The remaining provisions for loan losses for the years ended December 31, 2018 and 2017 was related to organic loan growth.

Non-interest Income. Non-interest income decreased by $245,000, or 29.66%, to $581,000 for the year ended December 31, 2018 from $826,000 for the year ended December 31, 2017. The decrease was primarily due to a decrease in income from bank-owned life insurance benefits of $205,000 received upon the death of a retired director insured with BOLI and a decrease of $23,000 on the gain on sale of foreclosed real estate.

Non-interest Expense. Non-interest expense increased by $423,000, or 7.83%, to $5.8 million for the year ended December 31, 2018 from $5.4 million for the year ended December 31, 2017. Salaries, director fees and employee benefits increased $620,000, or 20.00%, to $3.7 million for the year ended December 31, 2018 from $3.1 million for the year ended December 31, 2017 due to our expansion of our employee base, including the senior management team and our sales and relationship management personnel, to help support our continued growth strategy as well as the recording of $428,000 of stock-based compensation expense relating to the ESOP. Data processing expenses increased $26,000, or 5.08%, to $538,000 for the year ended December 31, 2018 from $512,000 for the year ended December 31, 2017 which was due to additional services added in order to enhance depositor product offerings. Professional fees increased $30,000, or 11.07%, to $301,000 for the year ended December 31, 2018 from $271,000 for the year ended December 31, 2017 primarily due to increased consulting fees relating to information technology system enhancements and the increased expenses relating to reporting requirements associated with the Company’s public company status. FDIC premiums and regulatory expenses decreased $29,000, or 20.14%, to $115,000 for the year ended December 31, 2018 from $144,000 for the year ended December 31, 2017 due to a decrease in the quarterly assessment rate. The provision for losses and costs on foreclosed real estate decreased $223,000 to $15,000 for the year ended December 31, 2018 from $238,000 for the year ended December 31, 2017. This decrease was due primarily to the write-down in fair value of a foreclosed real estate property in the amount of $215,000 for the year ended December 31, 2017.

Income Tax Expense. Income tax expense decreased by $284,000, or 56.02%, to $223,000 for the year ended December 31, 2018 from $507,000 for the year ended December 31, 2017. The effective tax rate was 24.89% and 99.81% for the years ended December 31, 2018 and December 31, 2017, respectively. The decrease in tax expense was the result of an increase in our pre-tax income of $388,000 to $896,000 for the year ended December 31, 2018 from $508,000 for the year ended December 31, 2017, offset by a decrease in the tax rate as the result of the passage of the Act that was signed into law on December 22, 2017. The Act amended the Internal Revenue Code to reduce income tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Act reduced the federal corporate tax rate from a maximum 35% to a flat 21% tax rate. As a result, our net deferred tax assets, which were based on a 34% corporate tax rate, had to be re-valued for the year ended December 31, 2017 to reflect the new tax rate of 21%. This non-cash unfavorable adjustment was estimated to be approximately $483,000 and was recorded through income tax expense for the year ended December 31, 2017.

Management of Market Risk

Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a third-party modeling solution that is prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•	sell a portion of our newly originated long-term, fixed-rate one-to four-family residential real estate loans;

•	increase nonresidential real estate lending with shorter repricing terms;

•	promote our core deposit accounts;

•	reduce our reliance on higher costing certificates of deposit; and

•	maintain a strong capital position.

By following these strategies, we believe that we will be better positioned to react to increases in market interest rates.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateral mortgage obligation residual interests, real estate mortgage investment conduit residential interests or stripped mortgage backed securities.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under different interest rate assumptions. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturity and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

The table below sets forth, as of December 31, 2018, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates.

Basis Point Change in Interest Rates	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+400	$8,438	21.79%
+300	8,063	16.38%
+200	7,688	10.97%
+100	7,309	5.50%
Level	6,928	—
-100	6,558	-5.34%

Economic Value of Equity. We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2018.

		Estimated Increase (Decrease) EVE		EVE as a Percentage of Fair Value of Assets(3)
Basis Point Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio(4)	Increase (Decrease) Basis Points
(Dollars in thousands)
+400	$48,636	$(13,535)	-21.77%	25.69%	(327)
+300	51,448	(10,723)	-17.25%	26.42%	(254)
+200	54,475	(7,695)	-12.38%	27.14%	(182)
+100	57,620	(4,550)	-7.32%	27.80%	(116)
Level	62,170	—	—	28.96%	—
-100	64,015	1,845	2.97%	28.53%	(43)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less fair value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and economic value of equity tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net interest income and economic value of equity tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and economic value of equity and will differ from actual results. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed.

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

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2018.

We monitor and adjust our investments in liquid assets based upon our assessments of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and investment securities; and (4) the objectives of our asset liability management program. Excess liquid assets are invested generally in interest-earning deposits and short and intermediate securities.

Our most liquid assets are cash and cash equivalents, which include interest-bearing deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $18.8 million, which included, $1.0 million in cash and due from banks and interest-bearing deposits in other banks of $17.8 million. Time deposits in other banks and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $6.9 million and $37.4 million, respectively at December 31, 2018.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.5 million and $454,000 for the years ended December 31, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay-downs on mortgage-backed securities was $32.1 million and $13.4 million for the years ended December 31, 2018 and 2017, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts, as well as proceeds from our stock offering in 2018, was $36.4 million and $3.5 million for the years ended December 31, 2018 and 2017, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2018 totaled $31.6 million, or 20.55% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, Chesapeake Bank of Maryland exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2018, we had outstanding commitments to originate loans of $15.6 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2018 total $31.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements years ended December 31, 2018 and 2017 beginning on page F-1 for a description of recent accounting pronouncements that may affect our consolidated financial condition and consolidated results of operations.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements, including supplemental data, of CBM Bancorp, Inc. begin on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There were no changes made in our internal controls during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

CBM Bancorp has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code is available on the Company’s Internet Web site.

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Executive Officers— Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Stock-Based Compensation Plans

As of December 31, 2018, we did not have any compensation plans (other than our Employee Stock Ownership Plan) under which equity securities of the Company are authorized for issuance.

(b)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Certain Beneficial Owners” in the Proxy Statement.

(c)	Security Ownership by Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Management” in the Proxy Statement.

(d)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors Officers — Transactions with Certain Related Persons,”  “ — Board Independence” and  “ — Meetings and Committees of the Board of Directors” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of CBM Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

3.2	Bylaws of CBM Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

4	Form of Common Stock Certificate of CBM Bancorp, Inc. (Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.1	Employment Agreement between CBM Bancorp, Inc. and Joseph M. Solomon (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.2	Employment Agreement between CBM Bancorp, Inc. and William J. Bocek, Jr. (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.3	Employment Agreement between CBM Bancorp, Inc. and Jodi L. Beal (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.4	Employment Agreement between Chesapeake Bank of Maryland and Joseph M. Solomon (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.5	Employment Agreement between Chesapeake Bank of Maryland and William J. Bocek, Jr. (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.6	Employment Agreement between Chesapeake Bank of Maryland and Jodi L. Beal (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.7	Supplemental Executive Retirement Plan with William J. Bocek, Jr. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

21	Subsidiaries of CBM Bancorp, Inc. (Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL. (Extensible Business Reporting Language). (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Filed herein

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBM Bancorp, Inc.

By:	/s/ Joseph M. Solomon
Joseph M. Solomon
President (Principal Executive Officer)
March 27, 2019

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph M. Solomon	President and Director	March 27, 2019
Joseph M. Solomon	(Principal Executive Officer)

/s/ Jodi L. Beal	Executive Vice President and Chief Financial	March 27, 2019
Jodi L. Beal	Officer (Principal Financial and Accounting Officer)

/s/ William J. Bocek, Jr.	Chairman of the Board	March 27, 2019
William J. Bocek, Jr.

/s/ Francis X. Bossle, Jr.	Director	March 27, 2019
Francis X. Bossle, Jr.

/s/ Glenn C. Ercole	Director	March 27, 2019
Glenn C. Ercole

/s/ Gail E. Smith	Director	March 27, 2019
Gail E. Smith

/s/ Benny C. Walker	Director	March 27, 2019
Benny C. Walker

/s/ William W. Whitty, Jr.	Director	March 27, 2019
William W. Whitty, Jr.

DHG OPINION LETTER

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

CBM Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of CBM Bancorp, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows of the two years in the period ended December 31, 2018, in conformity with U.S. generally accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland

March 27, 2019

CBM Bancorp, Inc.

Consolidated Statements of Financial Condition

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$1,071,335	$671,038
Interest-bearing deposits in other banks	17,775,425	11,359,234

Cash and cash equivalents	18,846,760	12,030,272

Time deposits in other banks	6,944,000	4,960,000
Securities available for sale, at fair value	37,447,423	6,923,668
Securities held to maturity, at amortized cost	—	3,323,446
Federal Home Loan Bank stock, at cost	245,200	242,100
Loans held for sale	211,107	1,218,350
Loans, net of unearned fees	143,508,813	140,085,471
Allowance for loan losses	(1,188,352)	(1,038,405)

Net loans	142,320,461	139,047,066
Accrued interest receivable	695,928	526,811
Bank-owned life insurance	4,609,357	5,367,468
Premises and equipment, net	1,924,518	1,926,938
Foreclosed real estate	865,000	865,000
Deferred income taxes	900,994	1,081,801
Prepaid expenses and other assets	402,344	389,617

Total assets	$215,413,092	$177,902,537

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$18,111,318	$16,465,761
Interest-bearing deposits	135,638,917	138,320,643

Total deposits	153,750,235	154,786,404
Advances by borrowers for taxes and insurance	477,781	566,276
Accounts payable and other liabilities	838,301	946,527

Total liabilities	155,066,317	156,299,207

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 24,000,000 shares; issued and outstanding 4,232,000 shares at December 31, 2018	42,320	—
Additional paid in capital	40,987,146	—
Retained earnings	22,336,134	21,653,191
Unearned ESOP shares	(3,047,040)	—
Accumulated other comprehensive income (loss)	28,215	(49,861)

Total stockholders’ equity	60,346,775	21,603,330

Total liabilities and stockholders’ equity	$215,413,092	$177,902,537

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2018 and 2017

	For the Years Ended December 31,
	2018	2017
Interest and dividend income
Interest and fees on loans	$6,766,843	$6,469,678
Interest and dividends on investments	935,486	458,877

Total interest income	7,702,329	6,928,555

Interest expense
Interest on deposits	977,826	790,846
Interest on borrowings	—	19,782

Total interest expense	977,826	810,628

Net interest income	6,724,503	6,117,927
Provision for loan losses	575,000	1,025,000

Net interest income after provision for loan losses	6,149,503	5,092,927

Non-interest income
Service fees on deposit accounts	133,650	145,804
Income from bank-owned life insurance	127,661	333,219
Gain on sale of loans held for sale	187,048	186,929
Gain on sale of foreclosed real estate	—	22,548
Other non-interest income	132,841	137,355

Total non-interest income	581,200	825,855

Non-interest expense
Salaries, director fees and employee benefits	3,682,363	3,062,358
Premises and equipment	443,844	432,001
Data processing	538,246	511,907
Professional fees	300,517	271,435
FDIC premiums and regulatory assessments	115,046	144,076
Marketing	117,623	125,013
Provision for losses and costs on foreclosed real estate	14,522	238,244
Other operating expenses	622,415	625,976

Total non-interest expense	5,834,576	5,411,010

Income before income taxes	896,127	507,772
Income tax expense	223,005	506,786

Net income	$673,122	$986

Earnings per common share
Basic	$0.17	N/A
Diluted	$0.17	N/A

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2018 and 2017

	For the Years Ended December 31,
	2018	2017
Net income	$673,122	$986
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities available for sale	64,991	(321)
Transfer of held to maturity securities to available for sale, at fair value	56,276	—
Income tax benefit (expense) relating to investment securities available for sale	(33,370)	122

Other comprehensive income (loss)	87,897	(199)

Total comprehensive income	$761,019	$787

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2018 and 2017

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2017	$—	$—	$21,652,205	$—	$(49,662)	$21,602,543
Net income	—	—	986	—	—	986
Other comprehensive loss	—	—	—	—	(199)	(199)

Balance, December 31, 2017	—	—	21,653,191	—	(49,861)	21,603,330
Net income	—	—	673,122	—	—	673,122
Other comprehensive income	—	—	—	—	87,897	87,897
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	9,821	—	(9,821)	—
Issuance of common stock	42,320	40,897,428	—	—	—	40,939,748
Stock purchased by the ESOP	—	—	—	(3,385,600)	—	(3,385,600)
ESOP shares allocated for release	—	89,718	—	338,560	—	428,278

Balance, December 31, 2018	$42,320	$40,987,146	$22,336,134	$(3,047,040)	$28,215	$60,346,775

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2018 and 2017

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$673,122	$986
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of securities	(4,666)	(6,205)
Gain on sale of loans held for sale	(187,048)	(186,929)
Originations of loans held for sale	(7,314,627)	(8,347,457)
Proceeds from sales of loans held for sale	8,508,918	7,615,477
Amortization of deferred loan origination fees, net of costs	(87,810)	(122,984)
Provision for loan losses	575,000	1,025,000
Increase in accrued interest receivable	(169,117)	(86,181)
Increase in cash surrender value of life insurance	(124,167)	(201,085)
Depreciation and amortization	163,432	158,087
Loss on disposal of premises and equipment	6,105	1,843
Gain on sales of foreclosed real estate	—	(22,548)
Loss on writedown of foreclosed real estate	—	215,000
ESOP compensation expense	89,718	—
ESOP shares allocated for release	338,560	—
Deferred income tax	147,437	506,786
Increase in prepaid expenses and other assets	(12,727)	(31,948)
Decrease in accounts payable and other liabilities	(108,226)	(64,108)

Net cash provided by operating activities	2,493,904	453,734

Cash flows from investing activities:
Net (purchases) maturities of time deposits in other banks	(1,984,000)	1,988,000
Proceeds from maturities, payments and calls of available for sale securities	1,377,632	—
Proceeds from maturities, payments and calls of held to maturity securities	480,094	1,004,214
Purchases of available for sale securities	(28,932,102)	(3,006,918)
Purchases of Federal Home Loan Bank stock	(3,100)	(88,800)
Net increase in loans	(3,760,585)	(15,423,181)
Purchase of bank owned life insurance	—	(49,895)
Proceeds from redemption of bank owned life insurance	882,278	2,026,357
Purchases of premises and equipment	(201,867)	(208,437)
Proceeds from sale of premises and equipment	34,750	—
Proceeds from sale of foreclosed real estate	—	382,148

Net cash used in investing activities	(32,106,900)	(13,376,512)

Cash flows from financing activities:
Net increase (decrease) in deposits	(1,036,169)	3,500,212
Net increase (decrease) in advances by borrowers	(88,495)	9,469
Proceeds from issuance of common stock	40,939,748	—
Purchase of ESOP shares	(3,385,600)	—

Net cash provided by financing activities	36,429,484	3,509,681

Net increase (decrease) in cash and cash equivalents	6,816,488	(9,413,097)
Cash and cash equivalents, beginning balance	12,030,272	21,443,369

Cash and cash equivalents, ending balance	$18,846,760	$12,030,272

Supplemental disclosure of cash flows information:
Cash paid for interest	$977,805	$810,557
Cash paid for income taxes	38,800	—
Supplemental disclosure of noncash investing and financing activities:
Transfer of held to maturity securities to available for sale, at fair value	$2,923,932	$—

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1.    Significant Accounting Policies

Basis of Presentation

Pursuant to the terms and conditions of a plan of conversion and reorganization, adopted by its Board of Directors and approved by its members, Banks of the Chesapeake, M.H.C. converted from the mutual holding company corporate structure to the public stock holding company structure as follows: CBM Bancorp, Inc. (“CBM Bancorp” or “Company”) was incorporated on May 22, 2018 to serve as the successor holding company for Chesapeake Bank of Maryland (“Bank”),which was at that time the wholly owned subsidiary of Banks of the Chesapeake, M.H.C. On September 27, 2018, in accordance with the plan of conversion and reorganization, CBM Bancorp became the parent holding company for the Bank and Banks of the Chesapeake, M.H.C. merged with and into CBM Bancorp, with the Company as the surviving corporation. Upon consummation of the merger, Banks of the Chesapeake, M.H.C. ceased to exist.

The conversion and reorganization was accomplished through the sale and issuance of 4,232,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $40.9 million, net of offering expenses of approximately $1.4 million. Approximately 50% of the net proceeds of the offering, or $20.5 million was contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In connection with the conversion and reorganization, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 338,560 shares of common stock sold in the offering.

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

The Company may not pay a dividend on, or repurchase any of, its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the Company is subject to certain other regulations restricting the payment of dividends on, and the repurchase of, its capital stock.

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

The accounting and reporting policies of CBM Bancorp, Inc. and Chesapeake Bank of Maryland conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the banking industry. The more significant policies follow:

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits in other banks.

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

Federal Home Loan Bank of Atlanta (“FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Standards related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock represents the required investment in the common stock of the Federal Home Loan Bank of Atlanta according to a predetermined formula. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of December 31, 2018 and 2017, the Bank owned shares totaling $245,200 and $242,100, respectively.

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

Bank-Owned Life Insurance (“BOLI”)

The Bank maintains life insurance policies on certain present and former directors. These policies are split-dollar or director insurance policies. Under the split-dollar insurance policies, the Bank pays the premiums and upon the death of the insured, the Bank will receive an amount equal to the premiums paid on the policy from the policy date to the date of death. Any remaining proceeds will be paid to the beneficiary. If the policy is surrendered before the date of death, the Bank will receive the lesser of the cash surrender value or the sum of the premiums paid on the policy from the policy date to the date of surrender. Under the director insurance policies, the Bank receives the cash surrender value if the policy is surrendered, or receives all benefits payable upon the death of the insured. As of December 31, 2018 and 2017, $129,775 and $162,946, respectively, was included in other liabilities related to the split-dollar insurance policies.

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

The cost of maintenance and repairs is charged to expense as incurred whereas improvements are capitalized. The range of estimated useful lives for premises and equipment are as follows:

Buildings and land improvements	5 – 50 years
Leasehold improvements	10 – 15 years
Furniture, fixtures and equipment	3 – 10 years
Automobile	5 years

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

Employee Stock Ownership Plan (“ESOP”)

Compensation expense is recognized based on the current market price of shares committed to be released to employees. All shares released and committed to be released are deemed outstanding for purposes of earnings per share calculations. Dividends declared and paid on allocated shares held by the ESOP are charged to retained earnings. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity. Dividends declared on unallocated shares held by the ESOP are recorded as a reduction of the ESOP’s loan payment to the Company.

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

Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Weighted average shares include allocated ESOP shares, but exclude unallocated ESOP shares. Diluted earnings per share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

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

Concentrations of Credit Risk

The Bank had approximately $128,000 and $137,000 in deposits in other financial institutions in excess of amounts insured by the FDIC, as of December 31, 2018 and 2017, respectively. The Bank’s management considers this a normal business risk. The Bank also maintains accounts with brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation.

Emerging Growth Company

The Company, as an emerging growth company (“EGC”), has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

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

ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, with early adoption permitted. The Company amortizes to the call date and therefore the adoption will not have any impact on the Company’s consolidated financial condition or results of operations.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2. Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at December 31, 2018 and 2017, are as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
U.S. Government and Federal Agency obligations	$18,264,805	$45,850	$90,583	$18,220,072
Residential mortgage-backed securities	17,637,729	111,837	4,580	17,744,986
Municipal securities	1,505,962	—	23,597	1,482,365

	$37,408,496	$157,687	$118,760	$37,447,423

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
U.S. Government and Federal Agency obligations	$5,498,783	$—	$74,790	$5,423,993
Municipal securities	1,507,225	12	7,562	1,499,675

	$7,006,008	$12	$82,352	$6,923,668

Securities held to maturity
Residential mortgage-backed securities	$3,323,446	$183,124	$—	$3,506,570

The amortized cost and estimated fair value of securities as of December 31, 2018 and 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,000,000	$989,119
Due after one year through five years	14,453,375	14,391,553
Due five years to ten years	4,317,392	4,321,765
Due after ten years	—	—
Mortgage-backed, in monthly installments	17,637,729	17,744,986

	$37,408,496	$37,447,423

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

Securities with gross unrealized losses at December 31, 2018 and 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale
U.S. Government and Federal Agency obligations	$963,945	$63	$4,408,553	$90,520	$5,372,498	$90,583
Residential mortgage-backed securities	2,838,108	4,580	—	—	2,838,108	4,580
Municipal securities	—	—	1,482,365	23,597	1,482,365	23,597

	$3,802,053	$4,643	$5,890,918	$114,117	$9,692,971	$118,760

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale
U.S. Government and Federal Agency obligations	$1,485,930	$12,853	$3,938,063	$61,937	$5,423,993	$74,790
Municipal securities	996,220	7,562	—	—	996,220	7,562

	$2,482,150	$20,415	$3,938,063	$61,937	$6,420,213	$82,352

Securities held to maturity
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—

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

The Bank transferred during 2018 its entire held to maturity portfolio of residential mortgage-backed securities to available for sale. The securities were transferred at a fair market value of $2,923,932 with a corresponding adjustment to accumulated other comprehensive income in the amount of $56,276 to account for the unrealized gain in the investment securities at the date of transfer. The Bank is prohibited from classifying any investments as held to maturity for the next two years.

At December 31, 2018, the Bank held twelve investments with gross unrealized losses totaling $118,760. At December 31, 2017, the Bank held eight investments with gross unrealized losses totaling $82,352.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2.    Securities (Continued)

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

There were no securities pledged as of December 31, 2018 and 2017.

Note 3.    Loans

The Bank makes loans to customers primarily in the Baltimore Metropolitan Area and its surrounding counties. The principal loan portfolio segment balances at December 31, 2018 and 2017 were as follows:

	2018	2017
Real estate loans
One-to four-family	$70,197,875	$67,192,415
Home equity loans and lines of credit	7,547,195	9,539,606
Construction and land development	8,232,067	9,333,394
Nonresidential	51,904,782	48,968,708

Total real estate loans	137,881,919	135,034,123

Other loans
Commercial	5,250,815	4,604,087
Consumer	529,283	577,006

Total other loans	5,780,098	5,181,093

Total loans	143,662,017	140,215,216

Net deferred loan origination fees and costs	(153,204)	(129,745)
Allowance for loan losses	(1,188,352)	(1,038,405)

Total loans, net	$142,320,461	$139,047,066

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the balance sheet. Overdrafts were $7,824 and $9,683 at December 31, 2018 and 2017, respectively.

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

The following tables summarize the activity in the allowance for losses for the years ended December 31, 2018 and 2017 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of December 31, 2018 and 2017.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.    Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of December 31, 2018
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Beginning Balance	$238,148	$83,129	$173,167	$446,576	$44,199	$15,933	$37,253	$1,038,405
Charge-offs	(88,000)	(12,013)	—	(335,000)	—	(5,901)	—	(440,914)
Recoveries	7,562	—	8,299	—	—	—	—	15,861
Provision	87,071	(2,279)	3,704	514,455	(15,320)	(3,363)	(9,268)	575,000

Ending Balance	$244,781	$68,837	$185,170	$626,031	$28,879	$6,669	$27,985	$1,188,352

Ending balance: individually evaluated for impairment	$—	$2,089	$6,074	$—	$—	$—	$—	$8,163

Ending balance: collectively evaluated for impairment	$244,781	$66,748	$179,096	$626,031	$28,879	$6,669	$27,985	$1,180,189

Loans:
Ending balance	$70,197,875	$7,547,195	$8,232,067	$51,904,782	$5,250,815	$529,283		$143,662,017

Ending balance: individually evaluated for impairment	$585,047	$130,795	$86,728	$484,223	$—	$—		$1,286,793

Ending balance: collectively evaluated for impairment	$69,612,828	$7,416,400	$8,145,339	$51,420,559	$5,250,815	$529,283		$142,375,224

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.    Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of the loan portfolio quality indicators by loan class recorded investment as of December 31, 2018 and 2017:

	December 31, 2018
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$69,499,216	$7,462,230	$7,351,165	$49,781,890
Special Mention	113,612	—	794,174	1,638,669
Substandard	585,047	84,965	86,728	484,223
Doubtful	—	—	—	—

	$70,197,875	$7,547,195	$8,232,067	$51,904,782

	Commercial	Consumer	Totals
Grade:
Pass	$5,250,815	$529,283	$139,874,599
Special Mention	—	—	2,546,455
Substandard	—	—	1,240,963
Doubtful	—	—	—

	$5,250,815	$529,283	$143,662,017

	December 31, 2017
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$66,478,078	$9,354,616	$8,329,593	$48,467,012
Special Mention	9,082	82,656	880,463	—
Substandard	705,255	102,334	123,338	501,696
Doubtful	—	—	—	—

	$67,192,415	$9,539,606	$9,333,394	$48,968,708

	Commercial	Consumer	Totals
Grade:
Pass	$4,604,087	$569,667	$137,803,053
Special Mention	—	—	972,201
Substandard	—	7,339	1,439,962
Doubtful	—	—	—

	$4,604,087	$577,006	$140,215,216

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.    Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table sets forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of December 31, 2018 and 2017:

	December 31, 2018
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$101,183	$158,134	$343,651	$602,968	$69,594,907	$70,197,875	$—	$585,047
Home equity loans and lines of credit	35,606	—	48,005	83,611	7,463,584	7,547,195	—	84,965
Construction and land development	86,728	—	—	86,728	8,145,339	8,232,067	—	86,728
Nonresidential	—	—	484,223	484,223	51,420,559	51,904,782	—	484,223
Other loans:
Commercial	—	—	—	—	5,250,815	5,250,815	—	—
Consumer	233	—	—	233	529,050	529,283	—	—

Total loans	$223,750	$158,134	$875,879	$1,257,763	$142,404,254	$143,662,017	$—	$1,240,963

	December 31, 2017
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$9,082	$—	$705,255	$714,337	$66,478,078	$67,192,415	$—	$705,255
Home equity loans and lines of credit	12,517	104,439	—	116,956	9,422,650	9,539,606	—	49,088
Construction and land development	—	—	123,338	123,338	9,210,056	9,333,394	—	123,338
Nonresidential	1,022,670	—	—	1,022,670	47,946,038	48,968,708	—	—
Other loans:
Commercial	—	—	—	—	4,604,087	4,604,087	—	—
Consumer	1,062	—	—	1,062	575,944	577,006	—	—

Total loans	$1,045,331	$104,439	$828,593	$1,978,363	$138,236,853	$140,215,216	$—	$877,681

At December 31, 2018 and 2017 there were no loans 90 days past due and still accruing interest. At December 31, 2018, the Bank had ten loans on non-accrual status with foregone interest in the amount of $36,054. At December 31, 2017, the Bank had eight loans on non-accrual status with foregone interest in the amount of $23,069.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.    Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans for the years ended December 31, 2018 and 2017:

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$585,047	$650,982	$—	$655,706	$22,214
Home equity loans and lines of credit	84,965	84,965	—	86,032	3,197
Nonresidential	484,223	872,655	—	860,518	26,452

With an allowance recorded:
Home equity loans and lines of credit	$45,830	$45,869	$2,089	$47,479	$2,743
Construction and land development	86,728	86,728	6,074	87,542	3,916

Total
One-to four-family	$585,047	$650,982	$—	$655,706	$22,214
Home equity loans and lines of credit	130,795	130,834	2,089	133,511	5,940
Construction and land development	86,728	86,728	6,074	87,542	3,916
Nonresidential	484,223	872,655	—	860,518	26,452

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$524,625	$526,321	$—	$530,533	$14,018
Construction and land development	123,338	123,338	—	116,714	2,503

With an allowance recorded:
One-to four-family	$180,630	$180,630	$58,542	$182,471	$5,153
Home equity loans and lines of credit	69,334	69,334	21,899	73,734	4,742
Consumer	6,277	6,277	6,277	6,646	484

Total
One-to four-family	$705,255	$706,951	$58,542	$713,004	$19,171
Home equity loans and lines of credit	69,334	69,334	21,899	73,734	4,742
Construction and land development	123,338	123,338	—	116,714	2,503
Consumer	6,277	6,277	6,277	6,646	484

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.    Credit Quality of Loans and the Allowance for Loan Losses (Continued)

Impaired loans also include certain loans that have been modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally nonaccrual loans that are modified and are considered TDRs are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. A summary of TDRs at December 31, 2018 and 2017 are as follows:

December 31, 2018	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$120,380	$120,380
Home equity loans and lines of credit	1	45,830	—	45,830
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

	2	$45,830	$120,380	$166,210

December 31, 2017	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$180,630	$180,630
Home equity loans and lines of credit	1	—	49,088	49,088
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

	2	$—	$229,718	$229,718

The Bank had two TDRs at December 31, 2018 totaling $166,210 and two TDRs at December 31, 2017 totaling $229,718. For the year ended December 31, 2018, one TDR was written down by $58,000 to the current fair market value of the underlying collateral. For the year ended December 31, 2017, two restructured loans paid in full and the Bank identified an additional loan as a TDR. This loan was restructured with both an extension of the original term by five years and a rate modification to reduce the interest rate on the remaining balance of the loan. There were no principal reductions or forgiveness of principal for the loans that were restructured. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified. There were no TDRs reclassified to nonperforming loans during the year ended December 31, 2018. During 2017, a previously performing one-to four-family TDR in the amount of $180,630 was reclassified to a nonperforming loan as of December 31, 2017. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual.

If loans modified in a TDR subsequently default, the Bank evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 5. Premises and Equipment

Premises and equipment at December 31, 2018 and 2017, were as follows:

	2018	2017
Cost
Land	$619,926	$619,926
Buildings and land improvements	2,683,447	2,686,867
Leasehold improvements	147,429	147,429
Furniture, fixtures, and equipment	911,404	1,023,444

Total	4,362,206	4,477,666
Less: accumulated depreciation	(2,437,688)	(2,550,728)

	$1,924,518	$1,926,938

Depreciation expense totaled $163,432 and $158,087 for the years ended December 31, 2018 and 2017, respectively.

The Bank has an operating lease for one of its existing branch locations. The lease expires on December 31, 2022 and contains the option to extend for two additional periods of one year. Minimum annual lease payments are as follows:

Year Ending December 31,	Payments
2019	$31,590
2020	31,590
2021	31,906
2022	32,226

$127,312

Total rent expense for leased property totaled $34,664 and $44,125 for the years ended December 31, 2018 and 2017, respectively.

Note 6. Foreclosed Real Estate

At both December 31, 2018 and 2017, the Bank had $865,000 in foreclosed real estate. The Bank did not dispose of any foreclosed real estate during the year ended December 31, 2018. The Bank disposed of foreclosed real estate during the year ended December 31, 2017 in the amount of $382,148 and recorded a gain on the transactions of $22,548.

The following table summarizes changes in foreclosed real estate for the years ended December 31, 2018 and 2017, which are measured on a nonrecurring basis using significant unobservable, Level 3, inputs:

	2018	2017
Balance, beginning of period	$865,000	$1,439,600
Transfer to foreclosed real estate	—	—
Proceeds from sale of foreclosed real estate	—	(382,148)
Gain (loss) on sale of foreclosed real estate	—	22,548
Write-down of foreclosed real estate	—	(215,000)

Balance, end of period	$865,000	$865,000

At December 31, 2018 there were two residential real estate loans totaling $184,228 and one nonresidential real estate loan totaling $484,223 in the process of foreclosure. At December 31, 2017 there were three residential first lien loans totaling $271,482 and one construction and land development lien in the amount of $123,338 in the process of foreclosure. At December 31, 2018 and 2017, there were no residential real estate properties included in foreclosed real estate.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7. Deposits

Deposits as of December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Noninterest-bearing demand	$18,111,318	$16,465,761
Interest-bearing demand	23,354,687	25,178,229
Money market	11,775,372	13,500,742
Savings	24,881,515	24,605,557
Certificates of deposit	75,627,343	75,036,115

Total deposits	$153,750,235	$154,786,404

Deposit accounts in the Bank are federally insured up to $250,000 per depositor. The aggregate amount of time deposits with balances of $250,000 or more totaled $11,415,706 and $9,639,403 at December 31, 2018 and 2017, respectively.

At December 31, 2018, certificates of deposit and their remaining maturities were as follows:

December 31,
2019	$31,554,160
2020	16,108,384
2021	12,350,296
2022	7,659,227
2023	7,955,276

$75,627,343

Deposit balances of officers and directors totaled $730,168 and $788,500 at December 31, 2018 and 2017, respectively.

Note 8. Borrowings

The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) that allows it to obtain advances secured by assets owned by the Bank. Total advances are limited to 25% of the Bank’s total assets. As of December 31, 2018 and 2017, the Bank had availability of $54,400,000 and $45,400,000, respectively, with FHLB. As of December 31, 2018 and 2017, the Bank pledged a portion of its one-to four-family residential mortgages as collateral. The amount of loans that were deemed eligible to pledge as collateral totaled approximately $50,320,000 and $49,760,000 at December 31, 2018 and 2017, respectively. The Bank had no outstanding advances at December 31, 2018 and 2017.

The Bank also has a $2,000,000 secured federal funds line of credit available with another financial institution, for which no amounts were outstanding as of December 31, 2018 and 2017.

Note 9. Employee Stock Ownership Plan

In connection with the Bank’s mutual to stock conversion in September 2018, the Bank established the Chesapeake Bank of Maryland Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP purchased 338,560 shares of Company common stock in the Company’s initial public offering at $10.00 per share with the proceeds of a ten (10) year loan from the Company. The interest rate on the ESOP loan is fixed at 5.25%. The Bank intends to make annual contributions to the ESOP that at a minimum will permit the ESOP to repay the principal and interest due on the ESOP debt. However, the Bank may prepay the principal of the note, partially or in full and without penalty or premium at any time and from time to time without prior notice to the holder. Any dividends declared on Company common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. As the ESOP loan is repaid, shares of Company common stock pledged as collateral for the loan are released from the loan suspense account for allocation to Plan participants on the basis of each active participant’s proportional share of compensation. Participants vest 100% in their ESOP allocations after three years of service. In connection with the implementation of the ESOP, participants were given credit for past service with the Bank for vesting purposes. Participants will become fully vested upon age 65, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service. The plan reallocates any unvested shares of common stock forfeited upon termination of employment among the remaining participants in the plan.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9. Employee Stock Ownership Plan (Continued)

ESOP compensation represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. The ESOP compensation expense for the year ended December 31, 2018 was $428,278. Because the mutual to stock conversion was not completed until September 2018, the ESOP compensation expense and ESOP share data is not presented for the year ended December 31, 2017.

A summary of ESOP shares at December 31, 2018 is as follows:

2018
Shares allocated to employees	33,856
Unearned shares	304,704

Total ESOP shares	338,560

Fair value of unearned shares	$3,814,894

Note 10. Income Taxes

The income tax provision reflected in the statements of income consisted of the following components for the years ended December 31, 2018 and 2017:

	2018	2017
Income tax expense
Current tax expense
Federal	$75,568	$—
State	—	—

Total current	75,568	—

Deferred tax expense
Federal	101,882	553,115
State	45,555	(46,329)

Total deferred	147,437	506,786

Total income tax expense	$223,005	$506,786

A reconciliation of tax computed at the Federal statutory tax rate of 21% to the actual tax expense for the years ended December 31, 2018 and 2017, are as follows:

	2018	2017
Tax at Federal statutory rate	$188,186	$172,642
Tax effect of:
Bank owned life insurance	(33,775)	(115,445)
Nondeductible expenses	4,198	6,448
Stock-based compensation expense	18,841	—
Adjustment for change in corporate tax rate	—	482,679
State income taxes, net of federal benefit	45,555	(39,538)

Income tax expense	$223,005	$506,786

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10. Income Taxes (Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2018 and 2017, are as follows:

	2018	2017
Tax at Federal statutory rate	21.0%	34.0%
Tax effect of:
Bank owned life insurance	(3.8)	(22.7)
Nondeductible expenses	0.5	1.3
Stock-based compensation expense	2.1	—
Adjustment for change in corporate tax rate	—	95.0
State income taxes, net of federal benefit	5.1	(7.8)

Income tax expense	24.9%	99.8%

The components of the net deferred tax asset at December 31, 2018 and 2017, were as follows:

Deferred income tax assets:	2018	2017
Deferred compensation	$90,243	$112,628
Net operating loss carryforward	36,796	309,872
Unrealized loss on securities	—	22,658
Nonaccrual interest	9,921	6,348
Accumulated depreciation	—	11,244
Charitable contributions	—	2,760
Capitalized foreclosed asset expenses	416,302	299,232
Allowance for loan losses	364,153	321,670

	917,415	1,086,412

Deferred income tax liabilities:
Unrealized gain on securities	10,712	—
Accumulated depreciation	1,098	—
Federal Home Loan Bank stock dividends	4,611	4,611

	16,421	4,611

Net deferred income tax asset	$900,994	$1,081,801

The Company maintains $1,453,708 of its retained earnings as a reserve for loan losses for tax purposes. This amount has not been charged against earnings and is a restriction on retained earnings. If this balance in the reserve account is used for anything but losses on mortgage loans or payment of special assessment taxes, it will be subject to federal income taxes.

On December 22, 2017 the Tax Cut and Jobs Act (the “Act”) was passed into law. The Act includes a broad range of tax reform including changes to tax rates and deductions that were effective January 1, 2018. The decrease in the enacted corporate tax rate expected to apply when the Company’s temporary differences are realized or settled ultimately resulted in a one-time revaluation of the Company’s net deferred tax asset of $482,679 in December 2017 with a corresponding charge to income tax expense.

As of December 31, 2018, the Company had a net operating loss carryforward of approximately $30,000 for the State of Maryland, which will expire in 2038 and may be used to offset future income taxes payable. As of December 31, 2018, the Bank had a remaining net operating loss carryforward of approximately $565,000 for the State of Maryland, which expire in 2027 and may be offset future income taxes payable. The Bank may be subject to alternative minimum tax and their realization is dependent on future taxable income and may be subject to limits under IRC Section 382.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10. Income Taxes (Continued)

The Company follows the FASB Accounting Standards Codification, which provides guidance on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the Company’s financial statements. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the financial statements. No interest and penalties were recorded during the period ended December, 31 2018. Generally, the tax years before 2015 are no longer subject to examination by federal, state or local taxing authorities.

Note 11. Benefit Plans

Deferred Compensation Arrangements

The Bank has deferred compensation agreements with former directors and officers. Under the agreements, participants will be paid deferred compensation funded in part by the proceeds in excess of the cash surrender value of life insurance policies. The Bank recognizes the increase in cash surrender value of the insurance policies as income, which amounted to $124,167 and $201,085 during the years ended December 31, 2018 and 2017, respectively.

The Bank’s index retirement benefit plan was converted to a supplemental retirement plan which pays equal annual installments to the plan participants upon retirement. Participants are entitled to receive their retirement benefits commencing thirty days following their normal retirement date. Amounts accrued and included in other liabilities were $175,414 and $246,949 at December 31, 2018 and 2017, respectively. The liability is intended to be funded by whole life insurance policies owned by the Bank, insuring the directors.

The Bank has a compensation deferral plan whereby directors are able to elect to defer fees and compensation covered by the plan. Participants are eligible to receive the balance of their pre-retirement accounts over a five-year period. Amounts accrued and included in other liabilities at December 31, 2018 and 2017 were $0 and $52,978, respectively.

Supplemental Executive Retirement Plan

The Bank has a Supplemental Executive Retirement Plan (“SERP”), which provides supplemental retirement benefits to the Chief Executive Officer of the Bank. The SERP provides for annual payments of $30,000 for ten years upon reaching retirement age of 65. The amounts accrued and included in other liabilities related to the Plan as of December 31, 2018 and 2017 were $152,532 and $109,366, respectively.

Total deferred compensation expense recognized during the years ended December 31, 2018 and 2017 was $44,127 and $41,644, respectively.

Defined Contribution Retirement Plan

The Bank established a 401(k) plan covering substantially all of its employees. In order to participate, employees must be 18 years of age and have completed one year of service. As of January 1, 2018, the plan provides for the Company to make contributions which will match employee deferrals on a one-to-one basis up to 3% of an employee’s eligible compensation and an additional of 50% of the next 2% of an employee’s eligible compensation for a total maximum employer contribution of 4%. Participants are 100% vested in their deferrals and employer matching contributions. Additional contributions can be made at the discretion of the Board of Directors based on the Company’s performance. Contributions for the year ended December 31, 2018 were $80,307. During the year ended December 31, 2017, the Bank made a discretionary contribution of 3% of eligible employee’s compensation for a total of $68,097.

Note 12. Earnings Per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per share until they are committed to be released. The Company has no dilutive potential common shares for the year ended December 31, 2018. Because the mutual to stock conversion was not completed until September 2018, the earnings per share data is not presented for the year ended December 31, 2017.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12. Earnings Per Common Share (Continued)

Year Ended December 31, 2018
Net income	$673,122

Weighted average common shares outstanding	3,893,793

Earnings per common share, basic and diluted	$0.17

Note 13. Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital to Risk Weighted Assets and of Tier 1 Capital to Average Assets. Management believes, as of December 31, 2018 and 2017, all applicable capital adequacy requirements have been met.

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

The actual and required capital amounts and ratios of the Bank as of December 31, 2018 and 2017 were as follows (dollars in thousands):

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.875% capital conservation buffer phase-in)			To Be Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio		Amount	Ratio
			(dollars in thousands)
As of December 31, 2018:
Common equity tier 1 capital (to risk-weighted assets)	$39,871	29.67%	$8,566	≥	6.375%	$8,734	≥	6.5%
Total risk-based capital (to risk-weighted assets)	41,094	30.58%	13,269	≥	9.875%	13,437	≥	10.0%
Tier 1 capital (to risk-weighted assets)	39,871	29.67%	10,581	≥	7.875%	10,749	≥	8.0%
Tier 1 capital (to average assets)	39,871	18.45%	8,643	≥	4.000%	10,804	≥	5.0%

As of December 31, 2017:
Common equity tier 1 capital (to risk-weighted assets)	$21,348	16.64%	$7,376	≥	5.750%	$8,338	≥	6.5%
Total risk-based capital (to risk-weighted assets)	22,421	17.48%	11,866	≥	9.250%	12,828	≥	10.0%
Tier 1 capital (to risk-weighted assets)	21,348	16.64%	9,300	≥	7.250%	10,263	≥	8.0%
Tier 1 capital (to average assets)	21,348	11.94%	7,150	≥	4.000%	8,937	≥	5.0%

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 14.     Fair Value Measurements

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and securities dare included within Level 2 of the hierarchy. As of December 31, 2018 and 2017 the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2018
Securities available for sale:
U.S. Government Agency and Federal obligations	$—	$18,220,072	$—	$18,220,072
Residential mortgage-backed securities	—	17,744,986	—	17,744,986
Municipal securities	—	1,482,365	—	1,482,365
December 31, 2017
Securities available for sale:
U.S. Government Agency and Federal obligations	$—	$5,423,993	$—	$5,423,993
Municipal securities	—	1,499,675	—	1,499,675

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 14.    Fair Value Measurements (Continued)

Fair value measurements on a nonrecurring basis

Loans held for sale – The Bank’s loans held for sale are carried at the lower of cost or market. Fair value of loans held for sale is based upon outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models and are considered Level 2.

Impaired loans – The Bank measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2018 and 2017 the fair values consisted of loan balances of $1,286,793 and $904,204 that have been written down by $8,163 and $86,718, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of December 31, 2018 and 2017, the fair value of foreclosed real estate was estimated to be $865,000. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as Level 3.

	Level 1	Level 2	Level 3	Total
December 31, 2018
Loans held for sale	$—	$211,107	$—	$211,107
Impaired loans	—	—	1,278,630	1,278,630
Foreclosed real estate	—	—	865,000	865,000
December 31, 2017
Loans held for sale	$—	$1,218,350	$—	$1,218,350
Impaired loans	—	—	817,486	817,486
Foreclosed real estate	—	—	865,000	865,000

The following table presents quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at December 31, 2018 and 2017:

	Fair Value	Value Technique(s)	Unobservable Inputs	Range or Rate Used
December 31, 2018
Impaired loans	$1,278,630	Appraised value	Discount to reflect current market conditions	0.00%-7.00%
		Discounted cash flows	Discount rates	4.55%
Foreclosed real estate	$865,000	Appraised value	Discount to reflect current market conditions	27.92%
December 31, 2017
Impaired loans	$817,486	Appraised value	Discount to reflect current market conditions	0.00%-32.41%
		Discounted cash flows	Discount rates	3.37%
Foreclosed real estate	865,000	Appraised value	Discount to reflect current market conditions	27.92%

The remaining financial assets and liabilities are not reported on the balance sheet at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 14. Fair Value Measurements (Continued)

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value are as follows:

		Fair Value Measurements at December 31, 2018 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$18,847	$18,847	$—	$—	$18,847
Time deposits in other banks	6,944	—	6,867	—	6,867
Securities available for sale	37,447	—	37,447	—	37,447
Federal Home Loan Bank stock	245	—	245	—	245
Loans held for sale	211	—	211	—	211
Loans, net (1)	142,320	—	—	141,563	141,563
Foreclosed real estate	865	—	—	865	865
Accrued interest receivable	696	—	696	—	696
Financial liabilities:
Deposits	153,750	—	136,090	—	136,090

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

Note 15. Commitments and Contingencies

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amounts of this reserve balance for the reserve computation period which was satisfied through the restriction of vault cash held at the Bank’s branches. No additional reserves were required to be maintained at the Federal Reserve Bank of Richmond.

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans. These loans involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15.     Commitments and Contingencies (Continued)

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of these instruments. The Bank uses the same credit policies for these instruments as it does for on-balance sheet instruments. At both December 31, 2018 and 2017, the Bank had in other liabilities $35,000 of accrued credit losses related to these financial instruments with off-balance sheet risk.

The commitment to originate loans is an agreement to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require the payment of a fee. The Bank expects that a large majority of its commitments will be fulfilled subsequent to the balance sheet date and therefore, represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower.

Loan commitments representing off-balance sheet risk at December were as follows:

	2018	2017
Commitments to extend credit
Residential construction	$5,921,768	$8,011,568
Residential real estate	130,000	—
Commercial real estate and other construction	2,146,083	577,932
Commitments under available lines of credit
Home equity lines of credit	5,519,605	5,371,695
Commercial lines of credit	810,318	1,196,067
Consumer lines of credit	1,026,057	832,302
Letters of credit	583,604	583,604

	$16,137,435	$16,573,168

In the normal course of business, the Bank sells loans in the secondary market. As is customary in such sales, the Bank provides indemnification to the buyer under certain circumstances. This indemnification may include the obligation to repurchase loans or refund fees by the Bank, under certain circumstances. In most cases, repurchases and losses are rare, and no provision is made for losses at the time of the sale. When repurchases and losses are probable and reasonably estimable, a provision is made in the financial statements for such estimated losses. There was no provision for losses from repurchases for December 31, 2018 and 2017.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16. Condensed Parent Company Only Financial Information

Presented below is the condensed statement of financial condition as of December 31, 2018, and related condensed statement of operations and condensed statement of cash flows for CBM Bancorp, Inc. for the year ended December 31, 2018.

Condensed Statement of Financial Condition

December 31, 2018
Assets
Cash in bank subsidiary	$17,364,534
ESOP loan receivable	3,047,040
Investment in bank subsidiary	39,930,627
Other assets	10,074

Total assets	$60,352,275

Liabilities and Stockholders’ Equity
Liabilities
Other liabilities	$5,500

Total liabilities	5,500

Stockholders’ Equity
Common stock	42,320
Additional paid in capital	40,987,146
Retained earnings	22,336,134
Unearned ESOP shares	(3,047,040)
Accumulated other comprehensive income	28,215

Total stockholders’ equity	60,346,775

Total liabilities and stockholders’ equity	$60,352,275

Condensed Statement of Operations

Year Ended December 31, 2018
Interest income
Income on ESOP loan	$46,262
Interest on bank deposits	73,173

Total interest income	119,435

Non-interest expense
Professional fees	29,200
Other operating expenses	120,109

Total non-interest expense	149,309

Net loss before tax benefit	(29,874)

Income tax benefit	6,274
Loss before equity in undistributed earnings of Bank	(23,600)
Equity in undistributed earnings of Bank	696,722

Net income	$673,122

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16. Condensed Parent Company Only Financial Information (Continued)

Condensed Statement of Cash Flows
Year Ended December 31, 2018
Cash flows from operating activities:
Net income	$673,122
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of Bank	(696,722)
Increase in other assets	(10,074)
Increase in other liabilities	5,500

Net cash used in operating activities	(28,174)

Cash flows from investing activities:
Capital injection into Bank from stock offering	(20,500,000)
Principal collected on ESOP loan	338,560

Net cash used in investing activities	(20,161,440)

Cash flows from financing activities:
Proceeds from issuance of common stock	40,939,748
Purchase of ESOP shares	(3,385,600)

Net cash provided by financing activities	37,554,148

Net increase in cash and cash equivalents	17,364,534
Cash and cash equivalents, beginning balance	—

Cash and cash equivalents, ending balance	$17,364,534