Form 10-Q
period 2019-03-31
CBM BANCORP, INC.
filed 2019-05-15
CIK 1742089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 15, 2019, the number of shares of common stock outstanding was 4,232,000.

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CBMB	Nasdaq Capital Market

CBM Bancorp, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – Consolidated Financial Statements

CBM Bancorp, Inc.

Consolidated Statements of Financial Condition

March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$909,221	$1,071,335
Interest-bearing deposits in other banks	10,705,785	17,775,425

Cash and cash equivalents	11,615,006	18,846,760

Time deposits in other banks	7,441,752	6,944,000
Securities available for sale, at fair value	43,089,426	37,447,423
Federal Home Loan Bank stock, at cost	279,100	245,200
Loans held for sale	466,524	211,107
Loans, net of unearned fees	146,178,327	143,508,813
Allowance for loan losses	(1,278,352)	(1,188,352)

Net loans	144,899,975	142,320,461
Accrued interest receivable	762,658	695,928
Bank-owned life insurance	4,627,873	4,609,357
Premises and equipment, net	1,888,862	1,924,518
Foreclosed real estate	865,000	865,000
Deferred income taxes	795,292	900,994
Prepaid expenses and other assets	461,174	402,344

Total assets	$217,192,642	$215,413,092

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$18,400,153	$18,111,318
Interest-bearing deposits	135,992,610	135,638,917

Total deposits	154,392,763	153,750,235
Advances by borrowers for taxes and insurance	847,209	477,781
Accounts payable and other liabilities	935,907	838,301

Total liabilities	156,175,879	155,066,317

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 24,000,000 shares; issued and outstanding 4,232,000 shares at March 31, 2019 and December 31, 2018	42,320	42,320
Additional paid in capital	41,011,268	40,987,146
Retained earnings	22,608,157	22,336,134
Unearned ESOP shares	(2,962,400)	(3,047,040)
Accumulated other comprehensive income	317,418	28,215

Total stockholders’ equity	61,016,763	60,346,775

Total liabilities and stockholders’ equity	$217,192,642	$215,413,092

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2019 and 2018

	For the Three Months Ended March 31,
	2019	2018
Interest and dividend income
Interest and fees on loans	$1,727,283	$1,645,619
Interest and dividends on investments	453,221	134,895

Total interest income	2,180,504	1,780,514

Interest expense
Interest on deposits	316,037	214,539

Total interest expense	316,037	214,539

Net interest income	1,864,467	1,565,975
Provision for loan losses	90,000	75,000

Net interest income after provision for loan losses	1,774,467	1,490,975

Non-interest income
Service fees on deposit accounts	28,392	34,060
Income from bank-owned life insurance	18,516	21,653
Gain on sale of loans held for sale	15,246	65,592
Other non-interest income	30,120	29,994

Total non-interest income	92,274	151,299

Non-interest expense
Salaries, director fees and employee benefits	885,844	780,880
Premises and equipment	119,053	105,163
Data processing	139,893	136,211
Professional fees	122,688	76,371
FDIC premiums and regulatory assessments	30,215	29,547
Marketing	23,184	36,384
Other operating expenses	178,405	141,551

Total non-interest expense	1,499,282	1,306,107

Income before income taxes	367,459	336,167
Income tax expense	95,436	80,162

Net income	$272,023	$256,005

Earnings per common share
Basic	$0.07	N/A
Diluted	$0.07	N/A

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended March 31, 2019 and 2018

	For the Three Months Ended March 31,
	2019	2018
Net income	$272,023	$256,005
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities available for sale	398,996	(64,722)
Income tax (expense) benefit relating to investment securities available for sale	(109,793)	17,811

Other comprehensive income (loss)	289,203	(46,911)

Total comprehensive income	$561,226	$209,094

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2019 and 2018

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2018	$—	$—	$21,653,191	$—	$(49,861)	$21,603,330
Net income	—	—	256,005	—	—	256,005
Other comprehensive loss	—	—	—	—	(46,911)	(46,911)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	9,821	—	(9,821)	—

Balance, March 31, 2018	$—	$—	$21,919,017	$—	$(106,593)	$21,812,424

Balance, January 1, 2019	$42,320	$40,987,146	$22,336,134	$(3,047,040)	$28,215	$60,346,775
Net income	—	—	272,023	—	—	272,023
Other comprehensive income	—	—	—	—	289,203	289,203
ESOP shares committed to be released	—	24,122	—	84,640	—	108,762

Balance, March 31, 2019	$42,320	$41,011,268	$22,608,157	$(2,962,400)	$317,418	$61,016,763

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2019 and 2018

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$272,023	$256,005
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of securities	6,770	(1,329)
Gain on sale of loans held for sale	(15,246)	(65,592)
Originations of loans held for sale	(1,237,156)	(2,431,564)
Proceeds from sales of loans held for sale	996,985	3,055,280
Amortization of deferred loan origination costs, net of fees	(23,122)	(17,331)
Provision for loan losses	90,000	75,000
(Increase) decrease in accrued interest receivable	(66,730)	47,093
Increase in cash surrender value of life insurance	(18,516)	(18,158)
Depreciation and amortization	42,211	39,405
ESOP compensation expense	108,762	—
Deferred income tax (benefit)	(4,091)	80,162
Increase in prepaid expenses and other assets	(58,830)	(82,300)
Increase (decrease) in accounts payable and other liabilities	97,606	(57,824)

Net cash provided by operating activities	190,666	878,847

Cash flows from investing activities:
Net (purchases) maturities of time deposits in other banks	(497,752)	1,240,000
Purchases of available for sale securities	(8,037,204)	—
Proceeds from maturities, payments and calls of available for sale securities	2,787,427	—
Proceeds from maturities, payments and calls of held to maturity securities	—	137,879
Purchases of Federal Home Loan Bank stock	(33,900)	(3,100)
Net increase in loans	(2,646,392)	(987,929)
Proceeds from redemption of bank owned life insurance	—	882,278
Purchases of premises and equipment	(6,555)	(11,814)

Net cash (used in) provided by investing activities	(8,434,376)	1,257,314

Cash flows from financing activities:
Net increase in deposits	642,528	1,583,229
Net increase in advances by borrowers	369,428	401,081

Net cash provided by financing activities	1,011,956	1,984,310

Net (decrease) increase in cash and cash equivalents	(7,231,754)	4,120,471
Cash and cash equivalents, beginning balance	18,846,760	12,030,272

Cash and cash equivalents, ending balance	$11,615,006	$16,150,743

Supplemental disclosure of cash flows information:
Cash paid for interest	$315,927	$214,440
Cash paid for income taxes	—	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period. For further information, refer to the Bank’s annual audited consolidated financial statements and related notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K dated March 27, 2019.

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

Federal Home Loan Bank of Atlanta (“FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Standards related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock represents the required investment in the common stock of the Federal Home Loan Bank of Atlanta according to a predetermined formula. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of March 31, 2019 and December 31, 2018, the Bank owned shares totaling $279,100 and $245,200, respectively.

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

Bank-Owned Life Insurance (“BOLI”)

The Bank maintains life insurance policies on certain present and former directors. These policies are split-dollar or director insurance policies. Under the split-dollar insurance policies, the Bank pays the premiums and upon the death of the insured, the Bank will receive an amount equal to the premiums paid on the policy from the policy date to the date of death. Any remaining proceeds will be paid to the beneficiary. If the policy is surrendered before the date of death, the Bank will receive the lesser of the cash surrender value or the sum of the premiums paid on the policy from the policy date to the date of surrender. Under the director insurance policies, the Bank receives the cash surrender value if the policy is surrendered, or receives all benefits payable upon the death of the insured. As of March 31, 2019, and December 31, 2018, $126,201 and $129,775, respectively, was included in other liabilities related to the split-dollar insurance policies.

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

Buildings and land improvements	5 - 50 years
Leasehold improvements	10 - 15 years
Furniture, fixtures and equipment	3 - 10 years
Automobile	5 years

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

Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Weighted average shares include allocated ESOP shares but exclude unallocated ESOP shares. Diluted earnings per share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies (Continued)

Concentrations of Credit Risk

The Bank had approximately $1,288,000 and approximately $128,000 in deposits in other financial institutions in excess of amounts insured by the FDIC, as of March 31, 2019 and December 31, 2018, respectively. The Bank’s management considers this a normal business risk. The Bank also maintains accounts with brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation.

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

ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20)—Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 was effective for the Company on January 1, 2019, with early adoption permitted. The Company amortizes to the call date and therefore the adoption did not have any impact on the Company’s consolidated financial condition or results of operations.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2. Securities

The amortized cost and estimated fair value of securities classified as available for sale at March 31, 2019 and December 31, 2018, are as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$21,252,762	$107,809	$47,966	$21,312,605
Residential mortgage-backed securities	19,893,086	372,446	201	20,265,331
Municipal securities	1,505,655	6,419	584	1,511,490

	$42,651,503	$486,674	$48,751	$43,089,426

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$18,264,805	$45,850	$90,583	$18,220,072
Residential mortgage-backed securities	17,637,729	111,837	4,580	17,744,986
Municipal securities	1,505,962	—	23,597	1,482,365

	$37,408,496	$157,687	$118,760	$37,447,423

The amortized cost and estimated fair value of securities as of March 31, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$3,815,589	$3,819,158
Due after one year through five years	17,457,680	17,500,241
Due five years to ten years	1,485,148	1,504,696
Due after ten years	—	—
Mortgage-backed, in monthly installments	19,893,086	20,265,331

	$42,651,503	$43,089,426

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

Securities with gross unrealized losses at March 31, 2019 and December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	March 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
U.S. Government and Federal Agency obligations	$—	$—	$4,451,167	$47,966	$4,451,167	$47,966
Residential mortgage-backed securities	215,394	201	—	—	215,394	201
Municipal obligations	—	—	1,002,160	584	1,002,160	584

	$215,394	$201	$5,453,327	$48,550	$5,668,721	$48,751

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
U.S. Government and Federal Agency obligations	$963,945	$63	$4,408,553	$90,520	$5,372,498	$90,583
Residential mortgage-backed securities	2,838,108	4,580	—	—	2,838,108	4,580
Municipal obligations	—	—	1,482,365	23,597	1,482,365	23,597

	$3,802,053	$4,643	$5,890,918	$114,117	$9,692,971	$118,760

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2. Securities (Continued)

At March 31, 2019, the Bank held eight investments with gross unrealized losses totaling $48,751. At December 31, 2018, the Bank held twelve investments with gross unrealized losses totaling $118,760.

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

There were no securities pledged as of March 31, 2019 and December 31, 2018.

Note 3. Loans

The Bank makes loans to customers primarily in the Baltimore Metropolitan Area and its surrounding counties. The principal loan portfolio segment balances at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Real estate loans
One-to four-family	$70,401,955	$70,197,875
Home equity loans and lines of credit	7,291,555	7,547,195
Construction and land development	9,831,129	8,232,067
Nonresidential	52,909,540	51,904,782

Total real estate loans	140,434,179	137,881,919

Other loans
Commercial	5,390,814	5,250,815
Consumer	496,036	529,283

Total other loans	5,886,850	5,780,098

Total loans	146,321,029	143,662,017

Net deferred loan origination fees and costs	(142,702)	(153,204)
Allowance for loan losses	(1,278,352)	(1,188,352)

Total loans, net	$144,899,975	$142,320,461

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the balance sheet. Overdrafts were $4,644 and $7,824 at March 31, 2019 and December 31, 2018, respectively.

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

•

Commercial loans—Commercial loans are made to provide funds for equipment and general corporate needs. Repayment of the loan primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or finance a percentage of eligible receivables and inventory.

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

The following tables summarize the activity in the allowance for losses for the three months ended March 31, 2019 2018 and for the year ended December 31, 2018 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of March 31, 2019, March 31, 2018 and December 31, 2018.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of March 31, 2019
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Allowance for loans losses:
Beginning Balance – January 1, 2019	$244,781	$68,837	$185,170	$626,031	$28,879	$6,669	$27,985	$1,188,352
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision	61,263	(7,115)	33,825	5,068	770	(369)	(3,442)	90,000

Ending Balance – March 31, 2019	$306,044	$61,722	$218,995	$631,099	$29,649	$6,300	$24,543	$1,278,352

Ending balance: individually evaluated for impairment	$61,125	$1,541	$6,074	$—	$—	$—	$—	$68,740

Ending balance: collectively evaluated for impairment	$244,919	$60,181	$212,921	$631,099	$29,649	$6,300	$24,543	$1,209,612

Loans:
Ending balance	$70,401,955	$7,291,555	$9,831,129	$52,909,540	$5,390,814	$496,036		$146,321,029

Ending balance: individually evaluated for impairment	$661,784	$127,200	$86,728	$484,223	$—	$—		$1,359,935

Ending balance: collectively evaluated for impairment	$69,740,171	$7,164,355	$9,744,401	$52,425,317	$5,390,814	$496,036		$144,961,094

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of March 31, 2018
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Allowance for loans losses:
Beginning Balance – January 1, 2018	$238,148	$83,129	$173,167	$446,576	$44,199	$15,933	$37,253	$1,038,405
Charge-offs	(30,000)	—	—	—	—	—	—	(30,000)
Recoveries	—	—	8,299	—	—	—	—	8,299
Provision	51,071	(8,518)	4,940	34,805	(17,675)	250	10,127	75,000

Ending Balance – March 31, 2018	$259,219	$74,611	$186,406	$481,381	$26,524	$16,183	$47,380	$1,091,704

Ending balance: individually evaluated for impairment	$59,152	$20,124	$—	$—	$—	$6,052	$—	$85,328

Ending balance: collectively evaluated for impairment	$200,067	$54,487	$186,406	$481,381	$26,524	$10,131	$47,380	$1,006,376

Loans:
Ending balance	$69,628,606	$9,181,975	$9,477,151	$47,545,898	$4,822,632	$536,178		$141,192,440

Ending balance: individually evaluated for impairment	$670,266	$66,662	$123,338	$—	$—	$6,052		$866,318

Ending balance: collectively evaluated for impairment	$68,958,340	$9,115,313	$9,353,813	$47,545,898	$4,822,632	$530,126		$140,326,122

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of the loan portfolio quality indicators by loan class recorded investment as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$69,740,171	$7,208,670	$8,953,892	$50,802,673
Special Mention	82,817	36,805	790,509	1,622,644
Substandard	578,967	46,080	86,728	484,223
Doubtful	—	—	—	—

	$70,401,955	$7,291,555	$9,831,129	$52,909,540

	Commercial	Consumer	Totals
Grade:
Pass	$5,390,814	$496,036	$142,592,256
Special Mention	—	—	2,532,775
Substandard	—	—	1,195,998
Doubtful	—	—	—

	$5,390,814	$496,036	$146,321,029

	December 31, 2018
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$69,499,216	$7,462,230	$7,351,165	$49,781,890
Special Mention	113,612	—	794,174	1,638,669
Substandard	585,047	84,965	86,728	484,223
Doubtful	—	—	—	—

	$70,197,875	$7,547,195	$8,232,067	$51,904,782

	Commercial	Consumer	Totals
Grade:
Pass	$5,250,815	$529,283	$139,874,599
Special Mention	—	—	2,546,455
Substandard	—	—	1,240,963
Doubtful	—	—	—

	$5,250,815	$529,283	$143,662,017

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table sets forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$227,312	$—	$340,652	$567,964	$69,833,991	$70,401,955	$—	$579,810
Home equity loans and lines of credit	46,080	—	—	46,080	7,245,475	7,291,555	—	82,885
Construction and land development	790,509	—	86,728	877,237	8,953,892	9,831,129	—	86,728
Nonresidential	1,568,409	—	484,223	2,052,632	50,856,908	52,909,540	—	484,223
Other loans:
Commercial	—	—	—	—	5,390,814	5,390,814	—	—
Consumer	137	—	—	137	495,899	496,036	—	—

Total loans	$2,632,447	$—	$911,603	$3,544,050	$142,776,979	$146,321,029	$—	$1,233,646

	December 31, 2018
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$101,183	$158,134	$343,651	$602,968	$69,594,907	$70,197,875	$—	$585,047
Home equity loans and lines of credit	35,606	—	48,005	83,611	7,463,584	7,547,195	—	84,965
Construction and land development	86,728	—	—	86,728	8,145,339	8,232,067	—	86,728
Nonresidential	—	—	484,223	484,223	51,420,559	51,904,782	—	484,223
Other loans:
Commercial	—	—	—	—	5,250,815	5,250,815	—	—
Consumer	233	—	—	233	529,050	529,283	—	—

Total loans	$223,750	$158,134	$875,879	$1,257,763	$142,404,254	$143,662,017	$—	$1,240,963

At March 31, 2019 and December 31, 2018 there were no loans 90 days past due and still accruing interest. At March 31, 2019, the Bank had ten loans on non-accrual status with foregone interest in the amount of $45,952. At December 31, 2018, the Bank had ten loans on non-accrual status with foregone interest in the amount of $36,054.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans for the three months ended March 31, 2019 and 2018 and the year ended and December 31, 2018:

	Impaired Loans at March 31, 2019			Three Months Ended March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$459,430	$463,756	$—	$462,049	$5,301
Home equity loans and lines of credit	82,885	82,885	—	83,925	1,934
Nonresidential	484,223	871,107	—	484,223	—
With an allowance recorded:
One-to four-family	$202,354	$263,605	$61,125	$202,601	$1,337
Home equity loans and lines of credit	44,315	44,315	1,541	45,073	875
Construction and land development	86,728	86,728	6,074	86,728	—
Total
One-to four-family	$661,784	$727,361	$61,125	$664,650	$6,638
Home equity loans and lines of credit	127,200	127,200	1,541	128,998	2,809
Construction and land development	86,728	86,728	6,074	86,728	—
Nonresidential	484,223	871,107	—	484,223	—

	Impaired Loans at March 31, 2018			Three Months Ended March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$490,473	$501,540	$—	$507,550	$7,425
Construction and land development	123,338	128,832	—	123,338	—
With an allowance recorded:
One-to four-family	$179,793	$183,958	$59,152	$180,212	$1,916
Home equity loans and lines of credit	66,662	66,810	20,124	67,997	1,229
Consumer	6,052	6,093	6,052	6,165	158
Total
One-to four-family	$670,266	$685,498	$59,152	$687,762	$9,341
Home equity loans and lines of credit	66,662	66,810	20,124	67,997	1,229
Construction and land development	123,338	128,832	—	123,338	—
Consumer	6,052	6,093	6,052	6,165	158

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	December 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to four-family	$585,047	$650,982	$—	$622,738	$22,214
Home equity loans and lines of credit	84,965	84,965	—	86,032	3,197
Nonresidential	484,223	872,655	—	847,383	26,452
With an allowance recorded:
Home equity loans and lines of credit	$45,830	$45,869	$2,089	$47,459	$2,743
Construction and land development	86,728	86,728	6,074	87,542	3,916
Total
One-to four-family	$585,047	$650,982	$—	$622,738	$22,214
Home equity loans and lines of credit	130,795	130,834	2,089	133,491	5,940
Construction and land development	86,728	86,728	6,074	87,542	3,916
Nonresidential	484,223	872,655	—	847,383	26,452

Impaired loans also include certain loans that have been modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally nonaccrual loans that are modified and are considered TDRs are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. A summary of TDRs at March 31, 2019 and December 31, 2018 are as follows:

March 31, 2019	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$120,380	$120,380
Home equity loans and lines of credit	1	44,315	—	44,315
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

	2	$44,315	$120,380	$164,695

December 31, 2018	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$120,380	$120,380
Home equity loans and lines of credit	1	45,830	—	45,830
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

	2	$45,830	$120,380	$166,210

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The Bank had two TDRs at March 31, 2019 totaling $164,695 and two TDRs at December 31, 2018 totaling $166,210. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified. There were no nonperforming TDRs reclassified to nonperforming loans during the three months ended March 31, 2019 and 2018. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. If loans modified in a TDR subsequently default, the Bank evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

Note 5. Foreclosed Real Estate

At both March 31, 2019 and December 31, 2018, the Bank had $865,000 in foreclosed real estate. The Bank did not dispose of any foreclosed real estate during the three months ended March 31, 2019 and March 31, 2018 and the twelve months ended December 31, 2018.

The following table summarizes changes in foreclosed real estate for the three months ended March 31, 2019 and 2018 and for the year ended December 31, 2018, which are measured on a nonrecurring basis using significant unobservable, Level 3, inputs:

	March 31,		December 31,
	2019	2018	2018
Balance, beginning of period	$865,000	$865,000	$865,000
Transfer to foreclosed real estate	—	—	—
Proceeds from sale of foreclosed real estate	—	—	—
Gain (loss) on sale of foreclosed real estate	—	—	—
Write-down of foreclosed real estate	—	—	—

Balance, end of period	$865,000	$865,000	$865,000

At March 31, 2019 there were two residential real estate loans totaling $183,529 in the process of foreclosure. At December 31, 2018 there were two residential real estate loans totaling $184,228 and one nonresidential real estate loan totaling $484,223 in the process of foreclosure. At March 31, 2019 and December 31, 2018, there were no residential real estate properties included in foreclosed real estate.

Note 6. Deposits

Deposits are summarized as follows:

	March 31,	December 31,
	2019	2018
Noninterest-bearing demand	$18,400,153	$18,111,318
Interest-bearing demand	23,830,180	23,354,687
Money market	11,186,824	11,775,372
Savings	25,471,758	24,881,515
Certificates of deposit	75,503,848	75,627,343

Total deposits	$154,392,763	$153,750,235

Deposit accounts in the Bank are federally insured up to $250,000 per depositor. The aggregate amount of time deposits with balances of $250,000 or more totaled $11,645,957 and $11,415,706 at March 31, 2019 and December 31, 2018, respectively.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6. Deposits (Continued)

At March 31, 2019 and December 31, 2018, certificates of deposit and their remaining maturities were as follows:

March 31,
2020	$29,874,690
2021	17,448,908
2022	13,063,739
2023	7,235,027
2024	7,881,484

$75,503,848

December 31,
2019	$31,554,160
2020	16,108,384
2021	12,350,296
2022	7,659,227
2023	7,955,276

$75,627,343

Deposit balances of officers and directors totaled $944,211 and $730,168 at March 31, 2019 and December 31, 2018, respectively.

Note 7. Borrowings

The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) that allows it to obtain advances secured by assets owned by the Bank. Total advances are limited to 25% of the Bank’s total assets. As of March 31, 2019 and December 31, 2018, the Bank had availability of $53,900,000 and $54,400,000, respectively, with FHLB. As of March 31, 2019 and December 31, 2018, the Bank pledged a portion of its one-to four-family residential mortgages as collateral. The amount of loans that were deemed eligible to pledge as collateral totaled approximately $52,650,000 and $50,320,000 at March 31, 2019 and December 31, 2018, respectively. The Bank had no outstanding advances at March 31, 2019 and December 31, 2018.

The Bank also has a $2,000,000 secured federal funds line of credit available with another financial institution, for which no amounts were outstanding as of March 31, 2019 and December 31, 2018.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8. Employee Stock Ownership Plan (Continued)

The ESOP compensation expense for the three months ended March 31, 2019 and 2018 was $108,762 and $0, respectively. This amount represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. At March 31, 2019, there were 304,704 shares not yet released having an aggregate market value of approximately $3,945,917.

Note 9. Earnings Per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per share until they are committed to be released. The Company has no dilutive potential common shares for the three months ended March 31, 2019. Because the mutual to stock conversion was not completed until September 2018, the earnings per share data are not presented for the three months ended March 31, 2018.

Three Months Ended March 31, 2019
Net income	$272,023

Weighted average common shares outstanding	3,927,296

Earnings per common share, basic and diluted	$0.07

Note 10. Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. These capital requirements were modified in 2013 with the Basel III capital rules, which establish a new comprehensive capital framework for U.S. banking organizations. The Bank became subject to the new rules on January 1, 2015, with a phase-in period for many of the new provisions which was fully phased in on January 1, 2019. As of March 31, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital to Risk Weighted Assets and of Tier 1 Capital to Average Assets. Management believes, as of March 31, 2019 and December 31, 2018, all applicable capital adequacy requirements have been met.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10. Regulatory Capital Requirements (Continued)

The actual and required capital amounts and ratios of the Bank as of March 31, 2019 and December 31, 2018 were as follows (dollars in thousands):

	Actual		Minimum Regulatory Capital Ratios under Basel III		To Be Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of March 31, 2019:
Common equity tier 1 capital (to risk-weighted assets)	$40,223	29.48%	$8,870	>6.50%	$8,870	>6.50%
Total risk-based capital (to risk-weighted assets)	41,536	30.44%	13,647	>10.0%	13,647	>10.0%
Tier 1 capital (to risk-weighted assets)	40,223	29.48%	10,917	> 8.0%	10,917	>8.0%
Tier 1 capital (to average assets)	40,223	18.62%	8,640	>4.0%	10,800	>5.0%
As of December 31, 2018:
Common equity tier 1 capital (to risk-weighted assets)	$39,871	29.67%	$8,566	>6.375%	$8,734	>6.50%
Total risk-based capital (to risk-weighted assets)	41,094	30.58%	13,269	>9.875%	13,437	>10.0%
Tier 1 capital (to risk-weighted assets)	39,871	29.67%	10,581	>7.875%	10,749	>8.0%
Tier 1 capital (to average assets)	39,871	18.45%	8,643	>4.000%	10,804	>5.0%

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and securities dare included within Level 2 of the hierarchy. As of March 31, 2019 and December 31, 2018 the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3	Total
March 31, 2019
Securities available for sale:
U.S. Government Agency and Federal Obligations	$—	$21,312,605	$—	$21,312,605
Residential mortgage-backed securities		20,265,331	—	20,265,331
Municipal Securities	—	1,511,490	—	1,511,490
December 31, 2018
Securities available for sale:
U.S. Government Agency and Federal Obligations	$—	$18,220,072	$—	$18,220,072
Residential mortgage-backed securities		17,744,986	—	17,744,986
Municipal Securities	—	1,482,365	—	1,482,365

Fair value measurements on a nonrecurring basis

Loans held for sale – The Bank’s loans held for sale are carried at the lower of cost or market. Fair value of loans held for sale is based upon outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models and are considered Level 2.

Impaired loans – The Bank measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2019 and December 31, 2018 the fair values consisted of loan balances of $1,359,935 and $1,286,793 that have been written down by $68,740 and $8,163, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of March 31, 2019 and December 31, 2018, the fair value of foreclosed real estate was estimated to be $865,000. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as Level 3.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 11. Fair Value Measurements (Continued)

	Level 1	Level 2	Level 3	Total
March 31, 2019
Loans held for sale	$—	$466,524	$—	$466,524
Impaired loans	—	—	1,291,195	1,291,195
Foreclosed real estate	—	—	865,000	865,000
December 31, 2018
Loans held for sale	$—	$211,107	$—	$211,107
Impaired loans	—	—	1,278,630	1,278,630
Foreclosed real estate	—	—	865,000	865,000

The following table presents quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018:

	Fair Value	Value Technique(s)	Unobservable Inputs	Range or Rate Used
March 31, 2019
Impaired loans	$1,291,195	Appraised value	Discount to reflect current market conditions	0.00%-56.47%
		Discounted cash flows	Discount rates	3.48%
Foreclosed real estate	$865,000	Appraised value	Discount to reflect current market conditions	27.92%
December 31, 2018
Impaired loans	$1,278,630	Appraised value	Discount to reflect current market conditions	0.00%-7.00%
		Discounted cash flows	Discount rates	4.55%
Foreclosed real estate	$865,000	Appraised value	Discount to reflect current market conditions	27.92%

The remaining financial assets and liabilities are not reported on the balance sheet at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 11. Fair Value Measurements (Continued)

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value are as follows:

		Fair Value Measurements at March 31, 2019 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$11,615	$11,615	$—	$—	$11,615
Time deposits in other banks	7,442	—	7,474	—	7,474
Securities available for sale	43,089	—	43,089	—	43,089
Federal Home Loan Bank stock	279	—	279	—	279
Loans held for sale	467	—	467	—	467
Loans, net (1)	144,900	—	—	144,350	144,350
Foreclosed real estate	865	—	—	865	865
Accrued interest receivable	763	—	763	—	763
Financial liabilities:
Deposits	154,393	—	134,374	—	134,374

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

(2)

Carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans was measured using an exit price notion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Overview

Management’s discussion and analysis of financial condition at March 31, 2019 and December 31, 2018 and results of operations for the three months ended March 31, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item1, of this quarterly report on Form 10-Q.

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

Chesapeake Bank of Maryland’s primary market area is the Baltimore Metropolitan Area and its surrounding counties. The economy of Chesapeake Bank of Maryland’s market area is diversified, with a mix of services, manufacturing, wholesale/retail trade and federal and local government. See “Business of Chesapeake Bank of Maryland—Market Area.”

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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total Assets. Total assets increased $1.8 million, or 0.84%, to $217.2 million at March 31, 2019 from $215.4 million at December 31, 2018. The increase in total assets was primarily due to a growth in investment securities and net loans funded by a decrease in interest-bearing deposits in other banks and growth in deposits, as discussed in more detail below.

Cash and Cash Equivalents. Cash and cash equivalents decreased $7.3 million to $11.6 million at March 31, 2019 from $18.9 million at December 31, 2018. The decrease in cash and cash equivalents was primarily the result of the net proceeds from the stock offering received in September 2018 being diverted to investment securities and loans.

Time Deposits in Other Banks. Time deposits in other banks increased by $498,000, or 7.17%, to $7.4 million at March 31, 2019 from $6.9 million at December 31, 2018. This increase was due to the purchases of time deposits in other banks.

Investment Securities. Investment securities increased $5.7 million, or 15.24%, to $43.1 million at March 31, 2019 from $37.4 million at December 31, 2018. The increase was due to investment purchases of $8.0 million offset by maturities, calls, and principal repayments of $2.8 million. At March 31, 2019 all of our investment securities are classified as available for sale.

Net Loans. Net loans increased $2.6 million, or 1.83%, to $144.9 million at March 31, 2019 from $142.3 million at December 31, 2018. Our construction and land development loans increased $1.6 million, or 19.51%, to $9.8 million at March 31, 2019 from $8.2 million at December 31, 2018. Our nonresidential loans increased $1.0 million, or 1.93%, to $52.9 million at March 31, 2019 from $51.9 million at December 31, 2018.

Bank-owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At March 31, 2019 and December 31, 2018, the aggregate cash surrender value of these policies was $4.6 million.

Deposits. Deposits increased $643,000 million, or 0.42%, to $154.4 million at March 31, 2019 from $153.7 million at December 31, 2018. Our noninterest-bearing demand deposits increased $289,000, or 1.60%, to $18.4 million at March 31, 2019 from $18.1 million at December 31, 2018. Our interest-bearing demand deposits increased $475,000, or 2.03%, to $23.8 million at March 31, 2019 from $23.4 million at December 31, 2018. Our savings accounts increased $590,000, or 2.37%, to $25.5 million at March 31, 2019 from $24.9 million at December 31, 2018. Our money market accounts decreased $588,000, or 4.99%, to $11.2 million at March 31, 2019 from $11.8 million at December 31, 2018. Our certificates of deposit accounts remained relatively constant at $75.5 million at March 31, 2019.

Total Stockholders’ Equity. Total stockholders’ equity increased by $670,000 to $61.0 million at March 31, 2019, from $60.3 million at December 31, 2018. Factors relating to changes in stockholders’ equity include earnings of $272,000, an increase of $289,000 in other comprehensive income related to the interest fluctuations on the Company’s available for sale securities portfolio and an increase of $109,000 for the recording of stock-based compensation relating to the ESOP.

Average Balance Sheets

The following table set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax equivalent yield adjustments have been made, as the effects would immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances of loans. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan balances exclude loans held for sale.

	For the Three Months Ended March 31,
	2019			2018
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$143,684	$1,727	4.87%	$139,423	$1,646	4.79%
Interest-bearing deposits in other banks	15,280	87	2.31%	14,662	53	1.47%
Time deposits in other banks	7,146	51	2.89%	4,908	16	1.32%
Investment securities	40,516	312	3.12%	10,269	63	2.49%
Federal Home Loan Bank stock	248	3	4.91%	242	3	5.03%

Total interest-earning assets	206,874	2,180	4.27%	169,504	1,781	4.26%
Non-interest-earning assets	9,138			10,006

Total assets	$216,012			$179,510

Interest bearing liabilities:
Interest-bearing demand	$23,325	$13	0.23%	$26,133	$14	0.22%
Money market	11,606	6	0.21%	13,325	7	0.21%
Savings	25,150	3	0.05%	24,810	3	0.05%
Certificates of deposit	75,881	294	1.57%	75,405	191	1.03%

Total interest-bearing liabilities	135,962	316	0.94%	139,673	215	0.62%

Non-interest-bearing liabilities	19,393			18,029

Total liabilities	155,355			157,702
Equity	60,657			21,808

Total liabilities and equity	$216,012			$179,510

Net interest income		$1,864			$1,566

Interest rate spread(1)			3.33%			3.64%
Net interest-earning assets(2)	$70,912			$29,831

Net interest margin(3)			3.65%			3.75%
Average interest-earning assets to average-interest bearing liabilities	152.16%			121.36%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and March 31, 2018

General. Net income was $272,000 for the three months ended March 31, 2019 compared to $256,000 for the three months ended March 31, 2018. The increase was due to an increase in net interest income after provision for loan losses of $283,000, or 18.98%, to $1.8 million for the three months ended March 31, 2019 from $1.5 million for the three months ended March 31, 2018. The increase was offset primarily by a decrease in non-interest income of $59,000, or 39.07%, to $92,000 for the three months ended March 31, 2019 from $151,000 for the three months ended March 31, 2018 and an increase in non-interest expense of $193,000, or 14.78%, to $1.5 million for the three months ended March 31, 2019 compared to $1.3 million for the three months ended March 31, 2018.

Interest Income. Total interest income increased $400,000, or 22.46%, to $2.2 million for the three months ended March 31, 2019 from $1.8 million for the three months ended March 31, 2018. The increase in interest income was due primarily to the increase in average balances on loans and investments driven primarily by the net proceeds received from the stock offering.

Interest income and fees on loans increased $82,000, or 4.98%, to $1.7 million for the three months ended March 31, 2019 from $1.6 million for three months ended March 31, 2018. Our average balance of loans increased $4.3 million, or 3.08%, to $143.7 million for the three months ended March 31, 2019 from $139.4 million for the three months ended March 31, 2018. Our average yield on loans increased 8 basis points to 4.87% for the three months ended March 31, 2019 from 4.79% for the three months ended March 31, 2018, as lower-yielding loans have been repaid or refinanced and replaced with higher-yielding loans.

Interest and dividends on interest-bearing deposits in other banks, time deposits in other banks, and investments increased $318,000 to $453,000 for the three months ended March 31, 2019 from $135,000 for the three months ended March 31, 2018. The average balances in interest-bearing deposits in other banks, time deposits in other banks and investments increased $33.1 million to $63.2 million for the three months ended March 31, 2019 from $30.1 million for the three months ended March 31, 2018 and this increase in the average balances was driven primarily by the net proceeds received from the stock offering. The average rate we earned on interest-bearing deposits in other banks, time deposits in other banks and investments increased 109 basis points to 2.91% for the three months ended March 31, 2019 from 1.82% for the three months ended March 31, 2018 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate increases as well as increases in interest rates on the purchases of higher yielding time deposits in other banks and increases in interest rates on the purchases of higher yielding investment securities.

Interest Expense. Interest expense increased $101,000, or 46.98%, to $316,000 for the three months ended March 31, 2019 from $215,000 for the three months ended March 31, 2018. Our average balance of interest-bearing liabilities decreased $3.7 million, or 2.65%, to $136.0 million for the three months ended March 31, 2019 from $139.7 million for the three months ended March 31, 2018. The decrease was due primarily to a reduction in balances of interest-bearing demand and money market accounts offset by increases in savings and certificate of deposit account balances. Our average rate paid on interest-bearing deposits increased 32 basis points to 0.94% for the three months ended March 31, 2019 from 0.62% for the three months ended March 31, 2018 primarily due to an increase in the average rate paid on certificates of deposit.

Net Interest Income. Net interest income increased $298,000, or 19.03%, to $1.9 million for the three months ended March 31, 2019 from $1.6 million for the three months ended March 31, 2018, primarily as the result of a higher balance of net interest-earning assets, which represents total interest–earning assets, less total interest–bearing liabilities, offset by a lower net interest rate spread and net interest margin. Our average net interest-earning assets increased by $41.1 million to $70.9 million for the three months ended March 31, 2019 from $29.8 million for the three months ended March 31, 2018, due primarily to our growth in loans and investment securities which was primarily driven by the net proceeds received from the stock offering. Our net interest rate spread decreased by 31 basis points to 3.33% for the three months ended March 31, 2019 from 3.64% for the three months ended March 31, 2018. This decrease in our net interest rate spread was due primarily to the increase in the average balances of our investment securities to our overall total-interest earnings assets for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as well as an increase in the average rate we paid on our certificates of deposit. We are investing the net proceeds from the stock offering in investment securities until such time that the funds can be diverted to loans which will earn us a higher yield. Our net interest margin decreased by 10 basis points to 3.65% for the three months ended March 31, 2019 from 3.75% for the three months ended March 31, 2018, due primarily to the increase in the average rate paid on certificates of deposit.

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

Provision for loan losses increased by $15,000, or 20.00%, to $90,000 for the three months ended March 31, 2019 from a provision for loan losses for the three months ended March 31, 2018 of $75,000. We did not record net charge-offs for the three months ended March 31, 2019 and net charge-offs for the three months ended March 31, 2018 were $21,000. Non-performing loans totaled $1.2 million at March 31, 2019 compared to $794,000 at March 31, 2018. The increase of $440,000 in non-performing loans was primarily the result of a increase of $484,000 in non-performing nonresidential loans relating to one loan which has been written down to its current fair market value. Our non-performing loans to total loans increased to 0.84% at March 31, 2019 from 0.56% at March 31, 2018. The increase in provision for loan losses was necessary due to an increase in our loan balances as well as an increase in our delinquent loans, non-performing loans and impaired loans during the three months ended March 31, 2019 compared to the loan balances, delinquent loans, non-performing loans and impaired loans during the three months ended March 31, 2018. We have provided for losses that are probable and reasonably estimable at March 31, 2019.

Non-interest Income. Non-interest income decreased by $59,000, or 39.07%, to $92,000 for the three months ended March 31, 2019 from $151,000 for the three months ended March 31, 2018. The decrease was primarily due to a decrease of $50,000 on the gain on sale of loans.

Non-interest Expense. Non-interest expense increased by $193,000, or 14.78%, to $1.5 million for the three months ended March 31, 2019 from $1.3 million for the three months ended March 31, 2018. Salaries, director fees and employee benefits increased $105,000, or 13.44%, to $886,000 for the three months ended March 31, 2019 from $781,000 for the three months ended March 31, 2018 due primarily to the recording of $109,000 in stock-based compensation expense relating to the ESOP. Premises and equipment expenses increased $14,000, or 13.33%, to $119,000 for the three months ended March 31, 2019 from $105,000 for the three months ended March 31, 2018 due primarily to an increase in equipment maintenance costs. Legal and professional expenses increased $47,000, or 61.84%, to $123,000 for the three months ended March 31, 2019 from $76,000 for the three months ended March 31, 2018 primarily due to increased consulting fees relating to information technology system enhancements and the increased expenses relating to reporting requirements associated with the Company’s public company status. Marketing expenses decreased $13,000, or 36.11%, to $23,000 for the three months ended March 31, 2019 compared to $36,000 for the three months ended March 31, 2018 primarily due to the timing of the expense for marketing outlays which are used to generate organic growth and investments in new products and services. Other operating expenses increased $36,000, or 25.35%, to $178,000 for the three months ended March 31, 2019 from $142,000 for the three months ended March 31, 2018 primarily due to an increase in insurance costs as well as an increase in software maintenance costs.

Income Tax Expense. Income tax expense increased $15,000, or 18.75%, to $95,000 for the three months ended March 31, 2019 from $80,000 for the three months ended March 31, 2018. The effective tax rate was 25.97% and 23.85% for the three months ended March 31, 2019 and 2018, respectively. The increase in tax expense was the result of an increase in income before income taxes of $31,000, or 9.23%, to $367,000 for the three months ended March 31, 2019 compared to $336,000 for the three months ended March 31, 2018.

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

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2019.

We monitor and adjust our investments in liquid assets based upon our assessments of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset liability management program. Excess liquid assets are invested generally in interest-earning deposits and short and intermediate securities.

Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents totaled $11.6 million, which included, $909,000 in cash and due from banks and interest-bearing deposits in other banks of $10.7 million. Time deposits in other banks and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $7.4 million and $43.1 million, respectively at March 31, 2019.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $191,000 and $623,000 for the three months ended March 31, 2019 and 2018, respectively. Net cash (used in) provided by investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay-downs on mortgage-backed securities was $(8.4) million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts was $1.0 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2019 totaled $29.9 million, or 19.37% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2019, Chesapeake Bank of Maryland exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Historical and Pro Forma Regulatory Capital Compliance.”

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2019, we had outstanding commitments to originate loans of $17.4 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

None.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBM BANCORP, INC.

Dated: May 15, 2019	By:	/s/ Joseph M. Solomon
Joseph M. Solomon
President
(principal executive officer)

Dated: May 15, 2019	By:	/s/ Jodi L. Beal
Jodi L. Beal
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)