Form 10-Q
period 2019-06-30
CBM BANCORP, INC.
filed 2019-08-14
CIK 1742089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 14, 2019, the number of shares of common stock outstanding was 4,232,000.

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CBMB	The Nasdaq Stock Market LLC

CBM Bancorp, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – Consolidated Financial Statements

CBM Bancorp, Inc.

Consolidated Statements of Financial Condition

June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$1,092,182	$1,071,335
Interest-bearing deposits in other banks	15,483,011	17,775,425

Cash and cash equivalents	16,575,193	18,846,760

Time deposits in other banks	9,425,759	6,944,000
Securities available for sale, at fair value	42,120,064	37,447,423
Federal Home Loan Bank stock, at cost	279,100	245,200
Loans held for sale	—	211,107
Loans, net of unearned fees	144,553,477	143,508,813
Allowance for loan losses	(1,288,516)	(1,188,352)

Net loans	143,264,961	142,320,461
Accrued interest receivable	751,881	695,928
Bank-owned life insurance	4,646,986	4,609,357
Premises and equipment, net	1,854,883	1,924,518
Foreclosed real estate	845,000	865,000
Deferred income taxes	713,114	900,994
Prepaid expenses and other assets	405,531	402,344

Total assets	$220,882,472	$215,413,092

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$20,968,181	$18,111,318
Interest-bearing deposits	136,808,224	135,638,917

Total deposits	157,776,405	153,750,235
Advances by borrowers for taxes and insurance	1,187,103	477,781
Accounts payable and other liabilities	810,635	838,301

Total liabilities	159,774,143	155,066,317

Commitments and contingencies	—	—

Equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 24,000,000 shares; issued and outstanding 4,232,000 shares at June 30, 2019 and December 31, 2018	42,320	42,320
Additional paid in capital	41,131,468	40,987,146
Retained earnings	22,780,512	22,336,134
Unearned common stock held by:
Employee Stock Ownership Plan	(2,877,760)	(3,047,040)
2019 Equity Incentive Plan	(497,439)	—
Accumulated other comprehensive income	529,228	28,215

Total stockholders’ equity	61,108,329	60,346,775

Total liabilities and stockholders’ equity	$220,882,472	$215,413,092

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2019 and 2018

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest and dividend income
Interest and fees on loans	$1,824,909	$1,647,379	$3,552,192	$3,292,998
Interest and dividends on investments	464,714	159,426	917,935	294,321

Total interest income	2,289,623	1,806,805	4,470,127	3,587,319

Interest expense
Interest on deposits	346,557	228,874	662,593	443,414

Total interest expense	346,557	228,874	662,593	443,414

Net interest income	1,943,066	1,577,931	3,807,534	3,143,905

Provision for loan losses	60,000	75,000	150,000	150,000

Net interest income after provision for loan losses	1,883,066	1,502,931	3,657,534	2,993,905

Non-interest income
Service fees on deposit accounts	29,847	33,476	58,239	67,536
Income from bank-owned life insurance	19,113	19,283	37,628	40,935
Gain on sale of loans held for sale	19,023	58,264	34,272	123,856
Other non-interest income	36,657	34,198	66,777	64,193

Total non-interest income	104,640	145,221	196,916	296,520

Non-interest expense
Salaries, director fees and employee benefits	1,046,694	797,409	1,932,538	1,578,289
Premises and equipment	106,352	114,371	223,455	219,533
Data processing	138,687	133,919	278,580	270,130
Professional fees	162,449	82,141	285,137	158,512
FDIC premiums and regulatory assessments	27,711	33,082	57,926	62,628
Marketing	49,173	37,772	72,357	74,157
Provision for losses and costs on foreclosed real estate	26,359	2,936	29,174	6,295
Other operating expenses	202,124	156,534	379,667	294,726

Total non-interest expense	1,759,549	1,358,164	3,258,834	2,664,270

Income before income taxes	228,157	289,988	595,616	626,155

Income tax expense	55,802	73,377	151,238	153,539

Net income	$172,355	$216,611	$444,378	$472,616

Earnings per common share
Basic	$0.04	N/A	$0.11	N/A
Diluted	$0.04	N/A	$0.11	N/A

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended June 30, 2019 and 2018

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$172,355	$216,611	$444,378	$472,616

Other comprehensive income (loss)

Unrealized gain (loss) on investment securities available for sale	292,223	(15,471)	691,219	(80,193)

Income tax (expense) benefit relating to investment securities available for sale	(80,413)	4,256	(190,206)	22,067

Other comprehensive income (loss)	211,810	(11,215)	501,013	(58,126)

Total comprehensive income	$384,165	$205,396	$945,391	$414,490

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three and Six Months Ended June 30, 2019 and 2018

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned RRP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2019	$42,320	$40,987,146	$22,336,134	$(3,047,040)	$—	$28,215	$60,346,775
Net income	—	—	444,378	—	—	—	444,378
Other comprehensive income	—	—	—	—	—	501,013	501,013
ESOP shares committed to be released	—	55,016	—	169,280	—	—	224,296
Repurchase of common stock for RRP	—	—	—	—	(497,439)	—	(497,439)
Stock based compensation	—	89,306	—	—	—	—	89,306

Balance, June 30, 2019	$42,320	$41,131,468	$22,780,512	$(2,877,760)	$(497,439)	$529,228	$61,108,329

Balance, April 1, 2019	$42,320	$41,011,268	$22,608,157	$(2,962,400)	$—	$317,418	$61,016,763
Net income	—	—	172,355	—	—	—	172,355
Other comprehensive income	—	—	—	—	—	211,810	211,810
ESOP shares committed to be released	—	30,894	—	84,640	—	—	115,534
Repurchase of common stock for RRP	—	—	—	—	(497,439)	—	(497,439)
Stock based compensation	—	89,306	—	—	—	—	89,306

Balance, June 30, 2019	$42,320	$41,131,468	$22,780,512	$(2,877,760)	$(497,439)	$529,228	$61,108,329

Balance, January 1, 2018	$—	$—	$21,653,191	$—	$—	$(49,861)	$21,603,330
Net income	—	—	472,616	—	—	—	472,616
Other comprehensive loss	—	—	—	—	—	(58,126)	(58,126)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	9,821	—	—	(9,821)	—

Balance, June 30, 2018	$—	$—	$22,135,628	$—	$—	$(117,808)	$22,017,820

Balance, April 1, 2018	$—	$—	$21,919,017	$—	$—	$(106,593)	$21,812,424
Net income	—	—	216,611	—	—	—	216,611
Other comprehensive loss	—	—	—	—	—	(11,215)	(11,215)

Balance, June 30, 2018	$—	$—	$22,135,628	$—	$—	$(117,808)	$22,017,820

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2019 and 2018

	For the Six Months
	Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$444,378	$472,616
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of securities	16,209	(2,473)
Gain on sale of loans held for sale	(34,272)	(126,856)
Originations of loans held for sale	(1,569,156)	(4,997,210)
Proceeds from sales of loans held for sale	1,814,535	5,847,559
Amortization of deferred loan origination costs, net of fees	(91,152)	(33,087)
Provision for loan losses	150,000	150,000
(Increase) decrease in accrued interest receivable	(55,953)	6,149
Increase in cash surrender value of life insurance	(37,629)	(37,441)
Depreciation and amortization	82,786	81,317
ESOP compensation expense	224,296	—
Stock based compensation expense	89,306	—
Writedown foreclosed real estate	20,000	—
(Increase) decrease in deferred income taxes	(2,326)	153,539
Increase in prepaid expenses and other assets	(3,187)	(185,700)
Decrease in accounts payable and other liabilities	(27,666)	(154,309)

Net cash provided by operating activities	1,020,169	1,174,104

Cash flows from investing activities:
Net purchases of time deposits in other banks	(2,481,759)	(248,000)
Proceeds from maturities, payments and calls of available for sale securities	8,651,792	—
Proceeds from maturities, payments and calls of held to maturity securities	—	340,983
Purchases of available for sale securities	(12,649,423)	(958,044)
Purchases of Federal Home Loan Bank stock	(33,900)	(3,100)
Net increase in loans	(1,003,348)	(164,069)
Proceeds from redemption of bank owned life insurance	—	882,278
Purchases of premises and equipment	(13,151)	(74,529)

Net cash used in investing activities	(7,529,789)	(224,481)

Cash flows from financing activities:
Net increase in deposits	4,026,170	5,265,194
Net increase in advances by borrowers	709,322	748,676
Repurchase of common stock	(497,439)	—

Net cash provided by financing activities	4,238,053	6,013,870

Net (decrease) increase in cash and cash equivalents	(2,271,567)	6,963,493
Cash and cash equivalents, beginning balance	18,846,760	12,030,272

Cash and cash equivalents, ending balance	$16,575,193	$18,993,765

Supplemental disclosure of cash flows information:
Cash paid for interest	$662,735	$443,611
Cash paid for income taxes	190,000	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period. For further information, refer to the Bank’s annual audited consolidated financial statements and related notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K dated March 27, 2019.

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

Federal Home Loan Bank of Atlanta (“FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Standards related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock represents the required investment in the common stock of the Federal Home Loan Bank of Atlanta according to a predetermined formula. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of June 30, 2019 and December 31, 2018, the Bank owned shares totaling $279,100 and $245,200, respectively.

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

Bank-Owned Life Insurance (“BOLI”)

The Bank maintains life insurance policies on certain present and former directors. These policies are split-dollar or director insurance policies. Under the split-dollar insurance policies, the Bank pays the premiums and upon the death of the insured, the Bank will receive an amount equal to the premiums paid on the policy from the policy date to the date of death. Any remaining proceeds will be paid to the beneficiary. If the policy is surrendered before the date of death, the Bank will receive the lesser of the cash surrender value or the sum of the premiums paid on the policy from the policy date to the date of surrender. Under the director insurance policies, the Bank receives the cash surrender value if the policy is surrendered, or receives all benefits payable upon the death of the insured. As of June 30, 2019, and December 31, 2018, $122,627 and $129,775, respectively, was included in other liabilities related to the split-dollar insurance policies.

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards (“RRP”) issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for RRPs. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Concentrations of Credit Risk

The Bank had approximately $1,171,000 and approximately $128,000 in deposits in other financial institutions in excess of amounts insured by the FDIC, as of June 30, 2019 and December 31, 2018, respectively. The Bank’s management considers this a normal business risk. The Bank also maintains accounts with brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2. Securities

The amortized cost and estimated fair value of securities classified as available for sale at June 30, 2019 and December 31, 2018, are as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$16,444,956	$145,043	$17,337	$16,572,662
Residential mortgage-backed securities	23,439,645	574,685	3,673	24,010,657
Municipal securities	1,505,317	31,428	—	1,536,745

	$41,389,918	$751,156	$21,010	$42,120,064

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$18,264,805	$45,850	$90,583	$18,220,072
Residential mortgage-backed securities	17,637,729	111,837	4,580	17,744,986
Municipal securities	1,505,962	—	23,597	1,482,365

	$37,408,496	$157,687	$118,760	$37,447,423

The amortized cost and estimated fair value of securities as of June 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$6,995,734	$7,015,726
Due after one year through five years	9,468,881	9,571,691
Due five years to ten years	1,485,658	1,521,990
Due after ten years	—	—
Mortgage-backed, in monthly installments	23,439,645	24,010,657

	$41,389,918	$42,120,064

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

Securities with gross unrealized losses at June 30, 2019 and December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
U.S. Government and Federal Agency obligations	$—	$—	$2,982,663	$17,337	$2,982,663	$17,337
Residential mortgage-backed securities	1,547,600	3,673	—	—	1,547,600	3,673

	$1,547,600	$3,673	$2,982,663	$17,337	$4,530,263	$21,010

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
U.S. Government and Federal Agency obligations	$963,945	$63	$4,408,553	$90,520	$5,372,498	$90,583
Residential mortgage-backed securities	2,838,108	4,580	—	—	2,838,108	4,580
Municipal obligations	—	—	1,482,365	23,597	1,482,365	23,597

	$3,802,053	$4,643	$5,890,918	$114,117	$9,692,971	$118,760

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2. Securities (Continued)

At June 30, 2019, the Bank held four investments with gross unrealized losses totaling $21,010. At December 31, 2018, the Bank held twelve investments with gross unrealized losses totaling $118,760.

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

There were no securities pledged as of June 30, 2019 and December 31, 2018.

Note 3. Loans

The Bank makes loans to customers primarily in the Baltimore Metropolitan Area and its surrounding counties. The principal loan portfolio segment balances at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Real estate loans
One-to four-family	$69,923,494	$70,197,875
Home equity loans and lines of credit	7,133,802	7,547,195
Construction and land development	8,762,381	8,232,067
Nonresidential	51,522,997	51,904,782

Total real estate loans	137,342,674	137,881,919

Other loans
Commercial	6,884,895	5,250,815
Consumer	504,247	529,283

Total other loans	7,389,142	5,780,098

Total loans	144,731,816	143,662,017

Net deferred loan origination fees	(178,339)	(153,204)
Allowance for loan losses	(1,288,516)	(1,188,352)

Total loans, net	$143,264,961	$142,320,461

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the balance sheet. Overdrafts were $1,377 and $7,824 at June 30, 2019 and December 31, 2018, respectively.

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

The following tables summarize the activity in the allowance for losses for the three and six months ended June 30, 2019 and 2018 and for the year ended December 31, 2018 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of June 30, 2019, June 30, 2018 and December 31, 2018.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of June 30, 2019
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Allowance for loans losses:

Beginning Balance – April 1, 2019	$306,044	$61,722	$218,995	$631,099	$29,649	$6,300	$24,543	$1,278,352
Charge-offs	(49,836)	—	—	—	—	—	—	(49,836)
Recoveries	—	—	—	—	—	—	—	—
Provision	84,429	(1,133)	(53,061)	(47,814)	25,430	104	52,045	60,000

Ending Balance – June 30, 2019	$340,637	$60,589	$165,934	$583,285	$55,079	$6,404	$76,588	$1,288,516

Beginning Balance – January 1, 2019	$244,781	$68,837	$185,170	$626,031	$28,879	$6,669	$27,985	$1,188,352
Charge-offs	(49,836)	—	—	—	—	—	—	(49,836)
Recoveries	—	—	—	—	—	—	—	—
Provision	145,692	(8,248)	(19,236)	(42,746)	26,200	(265)	48,603	150,000

Ending Balance – June 30, 2019	$340,637	$60,589	$165,934	$583,285	$55,079	$6,404	$76,588	$1,288,516

Ending balance: individually evaluated for impairment	$45,744	$1,415	$6,074	$—	$—	$—	$—	$53,233

Ending balance: collectively evaluated for impairment	$294,893	$59,174	$159,860	$583,285	$55,079	$6,404	$76,588	$1,235,283

Loans:
Ending balance	$69,923,494	$7,133,802	$8,762,381	$51,522,997	$6,884,895	$504,247		$144,731,816

Ending balance: individually evaluated for impairment	$393,864	$89,283	$848,499	$2,092,072	$—	$—		$3,423,718

Ending balance: collectively evaluated for impairment	$69,529,630	$7,044,519	$7,913,882	$49,430,925	$6,884,895	$504,247		$141,308,098

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of the loan portfolio quality indicators by loan class recorded investment as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$69,242,780	$7,087,722	$7,913,882	$49,430,925
Special Mention	286,850	—	—	—
Substandard	393,864	46,080	848,499	2,092,072
Doubtful	—	—	—	—

	$69,923,494	$7,133,802	$8,762,381	$51,522,997

	Commercial	Consumer	Totals
Grade:
Pass	$6,884,895	$504,247	$141,064,451
Special Mention	—	—	286,850
Substandard	—	—	3,380,515
Doubtful	—	—	—

	$6,884,895	$504,247	$144,731,816

	December 31, 2018
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$69,499,216	$7,462,230	$7,351,165	$49,781,890
Special Mention	113,612	—	794,174	1,638,669
Substandard	585,047	84,965	86,728	484,223
Doubtful	—	—	—	—

	$70,197,875	$7,547,195	$8,232,067	$51,904,782

	Commercial	Consumer	Totals
Grade:
Pass	$5,250,815	$529,283	$139,874,599
Special Mention	—	—	2,546,455
Substandard	—	—	1,240,963
Doubtful	—	—	—

	$5,250,815	$529,283	$143,662,017

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table sets forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$225,916	$81,974	$156,276	$464,166	$69,459,328	$69,923,494	$—	$311,890
Home equity loans and lines of credit	—	—	46,080	46,080	7,087,722	7,133,802	—	46,080
Construction and land development	546,209	—	86,728	632,937	8,129,444	8,762,381	—	86,728
Nonresidential	—	—	484,223	484,223	51,038,774	51,522,997	—	484,223

Other loans:
Commercial	—	—	—	—	6,884,895	6,884,895	—	—
Consumer	3,000	—	—	3,000	501,247	504,247	—	—

Total loans	$775,125	$81,974	$773,307	$1,630,406	$143,101,410	$144,731,816	$—	$928,921

	December 31, 2018
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$101,183	$158,134	$343,651	$602,968	$69,594,907	$70,197,875	$—	$585,047
Home equity loans and lines of credit	35,606	—	48,005	83,611	7,463,584	7,547,195	—	84,965
Construction and land development	86,728	—	—	86,728	8,145,339	8,232,067	—	86,728
Nonresidential	—	—	484,223	484,223	51,420,559	51,904,782	—	484,223

Other loans:
Commercial	—	—	—	—	5,250,815	5,250,815	—	—
Consumer	233	—	—	233	529,050	529,283	—	—

Total loans	$223,750	$158,134	$875,879	$1,257,763	$142,404,254	$143,662,017	$—	$1,240,963

At June 30, 2019 and December 31, 2018 there were no loans 90 days past due and still accruing interest. At June 30, 2019, the Bank had six loans on non-accrual status with foregone interest in the amount of $40,505. At December 31, 2018, the Bank had ten loans on non-accrual status with foregone interest in the amount of $36,054.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans for the three and six months ended June 30, 2019 and 2018 and the year ended and December 31, 2018:

				Three Months Ended		Six Months Ended
	Impaired Loans at June 30, 2019			June 30, 2019		June 30, 2019
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
One-to four-family	$225,241	$227,030	$—	$225,605	$1,059	$227,511	$4,441
Home equity loans and lines of credit	46,080	46,080	—	46,080	668	47,043	1,408
Construction and land development	761,771	761,771	—	776,140	18,803	777,973	27,940
Nonresidential	2,092,072	2,478,956	—	2,099,470	16,537	2,106,982	32,869
With an allowance recorded:
One-to four-family	$168,623	$168,878	$45,744	$169,047	$1,253	$169,434	$3,011
Home equity loans and lines of credit	43,203	43,203	1,415	43,759	—	44,517	1,543
Construction and land development	86,728	86,728	6,074	86,728	—	86,728	—
Total
One-to four-family	$393,864	$395,908	$45,744	$394,652	$2,312	$396,945	$7,452
Home equity loans and lines of credit	89,283	89,283	1,415	89,839	668	91,560	2,951
Construction and land development	848,499	848,499	6,074	862,868	18,803	864,701	27,940
Nonresidential	2,092,072	2,478,956	—	2,099,470	16,537	2,106,982	32,869

				Three Months Ended		Six Months Ended
	Impaired Loans at June 30, 2018			June 30, 2018		June 30, 2018
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
One-to four-family	$549,886	$607,886	$—	$610,003	$7,919	$612,497	$17,260
Construction and land development	123,338	123,338	—	123,338	—	123,338	—
With an allowance recorded:
Home equity loans and lines of credit	$65,785	$65,785	$20,162	$66,223	$997	$67,559	$2,226
Consumer	6,002	6,002	6,002	6,027	40	6,140	198
Total
One-to four-family	$549,886	$607,886	$—	$610,003	$7,919	$612,497	$17,260
Home equity loans and lines of credit	65,785	65,785	20,162	66,223	997	67,559	2,226
Construction and land development	123,338	123,338	—	123,338	—	123,338	—
Consumer	6,002	6,002	6,002	6,027	40	6,140	198

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

Impaired loans also include certain loans that have been modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally nonaccrual loans that are modified and are considered TDRs are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. A summary of TDRs at June 30, 2019 and December 31, 2018 are as follows:

June 30, 2019	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	—	$—	$—	$—
Home equity loans and lines of credit	1	43,203	—	43,203
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

	1	$43,203	$—	$43,203

December 31, 2018	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$120,380	$120,380
Home equity loans and lines of credit	1	45,830	—	45,830
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

	2	$45,830	$120,380	$166,210

The Bank had one TDR at June 30, 2019 totaling $43,203 and two TDRs at December 31, 2018 totaling $166,210. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified. There were no nonperforming TDRs reclassified to nonperforming loans during the three and six months ended June 30, 2019 and 2018. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. If loans modified in a TDR subsequently default, the Bank evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 5. Foreclosed Real Estate

At June 30, 2019 and December 31, 2018, the Bank had $845,000 and $865,000 in foreclosed real estate. The Bank did not dispose of any foreclosed real estate during the three and six months ended June 30, 2019 and June 30, 2018 and the twelve months ended December 31, 2018.

The following table summarizes changes in foreclosed real estate for the six months ended June 30, 2019 and 2018 and for the year ended December 31, 2018, which are measured on a nonrecurring basis using significant unobservable, Level 3, inputs:

	June 30,		December 31,
	2019	2018	2018
Balance, beginning of period	$865,000	$865,000	$865,000
Transfer to foreclosed real estate	—	—	—
Proceeds from sale of foreclosed real estate	—	—	—
Gain (loss) on sale of foreclosed real estate	—	—	—
Write-down of foreclosed real estate	20,000	—	—

Balance, end of period	$845,000	$865,000	$865,000

At June 30, 2019 there were no residential real estate loans in the process of foreclosure. At December 31, 2018 there were two residential real estate loans totaling $184,228 and one nonresidential real estate loan totaling $484,223 in the process of foreclosure. At June 30, 2019 and December 31, 2018, there were no residential real estate properties included in foreclosed real estate.

Note 6.    Deposits

Deposits are summarized as follows:

	June 30,	December 31,
	2019	2018
Noninterest-bearing demand	$20,968,181	$18,111,318
Interest-bearing demand	25,056,330	23,354,687
Money market	10,535,514	11,775,372
Savings	24,146,591	24,881,515
Certificates of deposit	77,069,789	75,627,343

Total deposits	$157,776,405	$153,750,235

Deposit accounts in the Bank are federally insured up to $250,000 per depositor. The aggregate amount of time deposits with balances of $250,000 or more totaled $10,889,063 and $11,415,706 at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 certificates of deposit and their remaining maturities were as follows:

2020	$29,875,663
2021	18,325,009
2022	14,524,576
2023	8,067,141
2024	6,277,400

$77,069,789

Deposit balances of officers and directors totaled $1,009,751 and $730,168 at June 30, 2019 and December 31, 2018, respectively.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7. Borrowings

The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) that allows it to obtain advances secured by assets owned by the Bank. Total advances are limited to 25% of the Bank’s total assets. As of June 30, 2019 and December 31, 2018, the Bank had availability of $54,300,000 and $54,400,000, respectively, with FHLB. As of June 30, 2019 and December 31, 2018, the Bank pledged a portion of its one-to four-family residential mortgages as collateral. The amount of loans that were deemed eligible to pledge as collateral totaled approximately $52,700,000 and $50,320,000 at June 30, 2019 and December 31, 2018, respectively. The Bank had no outstanding advances at June 30, 2019 and December 31, 2018.

The Bank also has a $2,000,000 secured federal funds line of credit available with another financial institution, for which no amounts were outstanding as of June 30, 2019 and December 31, 2018.

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

The ESOP compensation expense for the three and six months ended June 30, 2019 was $115,534 and $224,296, respectively. There was no ESOP compensation expense for the three and six months ended June 30, 2018. This amount represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. At June 30, 2019, there were 304,704 shares not yet released having an aggregate market value of approximately $4,204,915.

Note 9. Stock Based Compensation

On May 14, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (“2019 Plan”), which was approved at the Annual Meeting of Stockholders. The 2019 Plan allows for up to 169,280 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 423,200 shares to be issued to employees, executive officers or Directors in the form of stock options. At June 30, 2019, there were 161,320 restricted stock awards granted and 368,300 stock option awards granted under the 2019 Plan.

Restricted	Stock

The specific terms of each restricted stock award are determined by the Compensation Committee at the date of the grant. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of the grant. Participants will vest in their share awards at a rate of 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards will be forfeited.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9. Stock Based Compensation (Continued)

The 2019 Equity Incentive Plan Trust (“Trust”) has been established to acquire, hold, administer, invest and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Company will contribute sufficient funds to the Trust so that the Trust can acquire 169,280 shares of common stock which will be held in the Trust subject to the restricted stock award vesting requirements. At June 30, 2019, there were 133,323 shares remaining to be purchased for the Trust. The Plan provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the Plan.

The following table presents a summary of the activity in the Company’s restricted stock for the six months ended June 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	161,320	13.40
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2019	161,320	$13.40

Fair value of vested shares	$—

The following table outlines the vesting schedule of the nonvested restricted stock awards as of June 30, 2019:

Year Ending December 31,	Number of Restricted Shares
2019	—
2020	32,264
2021	32,264
2022	32,264
2023	32,264
2024	32,264

161,320

The Company recorded compensation expense related to restricted stock awards of $56,855 during the three and six months ended June 30, 2019. No compensation expense was recorded for the three and six months ended June 30, 2018. As of June 30, 2019, there was $2,104,833 of total unrecognized compensation expense related to nonvested shares granted under the 2019 Plan. The cost is expected to be recognized over a weighted average period of 4.9 years.

Stock Options

Under the above 2019 Plan, stock options are granted to provide the Company’s directors and key employees with a proprietary interest in the Company as an as incentive to contribute to its success. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate of no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9. Stock Based Compensation (Continued)

below. Expected volatilities are based on historical data. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of the options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury rate equal to the expected term of the option at the time of the grant.

The fair value of options granted to date was determined using the following assumptions as of the grant date.

Expected Stock Price Volatility	17.08%
Expected Dividend Yield	0.00%
Expected Term (In Years)	7.0
Risk-Free Rate	2.30%
Fair Value of Options Granted	$3.35

The following tables summarize the Company’s stock option activity and related information for the six months ended June 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2019	—	$—
Granted	368,300	13.40	10.00
Vested	—		—
Forfeited	—		—

Outstanding at June 30, 2019	368,300	$13.40	10.00

Fair value of vested shares	$—

The Company recorded compensation expense related to stock options of $32,451 during the three and six months ended June 30, 2019. No compensation expense was recorded for the three and six months ended June 30, 2018 relating to stock options. As of June 30, 2019, there was $1,201,354 of total unrecognized compensation expense related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted average period of 4.9 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $13.80 at June 30, 2019, the options outstanding had an intrinsic value of $147,320.

Note 10. Stock Repurchases

On May 14, 2019, the Board of Directors authorized the repurchase of up to 169,280 shares of the Company’s outstanding common stock for the Trust. The repurchase program is equal to the number of restricted stock shares eligible to be granted in the 2019 Plan. The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the period listed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plan
May 14 – 31, 2019	2,822	$13.69	2,822	166,458
June 1 – 30, 2019	33,135	$13.85	35,957	133,323

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 11. Earnings Per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per share until they are committed to be released. Basic earnings per share excludes dilution and is computed by dividing net income by weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that could occur if stock options were exercised and is computed by dividing net income by the dilutive weighted average number of common shares outstanding during the period. Because the mutual to stock conversion was not completed until September 2018, the earnings per share data are not presented for the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net income	$172,355	$444,378

Weighted average common shares outstanding - basic	3,927,296	3,927,296
Weighted average common shares outstanding - dilutive	3,937,971	3,937,971

Earnings per common share, basic and diluted	$0.04	$0.11

Note 12. Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. These capital requirements were modified in 2013 with the Basel III capital rules, which establish a new comprehensive capital framework for U.S. banking organizations. The Bank became subject to the new rules on January 1, 2015, with a phase-in period for many of the new provisions which was fully phased in on January 1, 2019. As of June 30, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital to Risk Weighted Assets and of Tier 1 Capital to Average Assets. Management believes, as of June 30, 2019 and December 31, 2018, all applicable capital adequacy requirements have been met.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12. Regulatory Capital Requirements (Continued)

The actual and required capital amounts and ratios of the Bank as of June 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	Actual		Minimum Regulatory Capital Ratios under Basel III		To Be Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2019:
Common equity tier 1 capital (to risk-weighted assets)	$40,628	30.35%	$8,700	>6.50%	$8,700	>6.50%
Total risk-based capital (to risk-weighted assets)	41,952	31.34%	13,385	>10.0%	13,385	>10.0%
Tier 1 capital (to risk-weighted assets)	40,628	30.35%	10,708	>8.0%	10,708	>8.0%
Tier 1 capital (to average assets)	40,628	18.56%	8,757	>4.0%	10,947	>5.0%

As of December 31, 2018:
Common equity tier 1 capital (to risk-weighted assets)	$39,871	29.67%	$8,566	>6.375%	$8,734	>6.50%
Total risk-based capital (to risk-weighted assets)	41,094	30.58%	13,269	>9.875%	13,437	>10.0%
Tier 1 capital (to risk-weighted assets)	39,871	29.67%	10,581	>7.875%	10,749	>8.0%
Tier 1 capital (to average assets)	39,871	18.45%	8,643	>4.000%	10,804	>5.0%

Note 13. Fair Value Measurements

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

Note 13. Fair Value Measurements (Continued)

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and securities dare included within Level 2 of the hierarchy. As of June 30, 2019 and December 31, 2018 the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3	Total
June 30, 2019
Securities available for sale:
U.S. Government Agency and Federal Obligations	$—	$16,572,662	$—	$16,572,662
Residential mortgage-backed securities		24,010,657	—	24,010,657
Municipal Securities	—	1,536,745	—	1,536,745
December 31, 2018
Securities available for sale:
U.S. Government Agency and Federal Obligations	$—	$18,220,072	$—	$18,220,072
Residential mortgage-backed securities		17,744,986	—	17,744,986
Municipal Securities	—	1,482,365	—	1,482,365

Fair value measurements on a nonrecurring basis

Loans held for sale – The Bank’s loans held for sale are carried at the lower of cost or market. Fair value of loans held for sale is based upon outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models and are considered Level 2.

Impaired loans – The Bank measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2019 and December 31, 2018 the fair values consisted of loan balances of $3,423,718 and $1,286,793 that have been written down by $53,233 and $8,163, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of June 30, 2019 and December 31, 2018, the fair value of foreclosed real estate was estimated to be $845,000 and $865,000, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as Level 3.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13. Fair Value Measurements (Continued)

	Level 1	Level 2	Level 3	Total
June 30, 2019
Loans held for sale	$—	$—	$—	$—
Impaired loans	—	—	3,370,485	3,370,485
Foreclosed real estate	—	—	845,000	845,000
December 31, 2018
Loans held for sale	$—	$211,107	$—	$211,107
Impaired loans	—	—	1,278,630	1,278,630
Foreclosed real estate	—	—	865,000	865,000

The following table presents quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018:

	Fair Value	Value Technique(s)	Unobservable Inputs	Range or Rate Used
June 30, 2019
Impaired loans	$3,370,485	Appraised value	Discount to reflect current market conditions	0.00%-48.96%
		Discounted cash flows	Discount rates	3.28%
Foreclosed real estate	$845,000	Appraised value	Discount to reflect current market conditions	10.11%
December 31, 2018
Impaired loans	$1,278,630	Appraised value	Discount to reflect current market conditions	0.00%-7.00%
		Discounted cash flows	Discount rates	4.55%
Foreclosed real estate	$865,000	Appraised value	Discount to reflect current market conditions	27.92%

The remaining financial assets and liabilities are not reported on the balance sheet at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value are as follows:

		Fair Value Measurements at June 30, 2019 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$16,575	$16,575	$—	$—	$16,575
Time deposits in other banks	9,426	—	9,531	—	9,531
Securities available for sale	42,120	—	42,120	—	42,120
Federal Home Loan Bank stock	279	—	279	—	279
Loans held for sale	—	—	—	—	—
Loans, net (1)	143,265	—	—	144,974	144,974
Foreclosed real estate	845	—	—	845	845
Accrued interest receivable	752	—	752	—	752
Financial liabilities:
Deposits	157,776	—	140,749	—	140,749

(1)

Carrying amount is net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans was measured using an exit price notion.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13. Fair Value Measurements (Continued)

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

Statement Regarding Forward-Looking Statements

Overview

Management’s discussion and analysis of financial condition at June 30, 2019 and December 31, 2018 and results of operations for the three and six months ended June 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item1, of this quarterly report on Form 10-Q.

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

On April 5, 2012, the Jumpstart Our Business Startups Act was signed into law. This Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total Assets. Total assets increased $5.5 million, or 2.55%, to $220.9 million at June 30, 2019 from $215.4 million at December 31, 2018. The increase in total assets was primarily due to a growth in time deposits in other banks and investment securities funded by a decrease in interest-bearing deposits in other banks and growth in deposits, as discussed in more detail below.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.3 million, or 12.17%, to $16.6 million at June 30, 2019 from $18.9 million at December 31, 2018. The decrease was primarily the result of cash and cash equivalents being diverted to time deposits in other banks and investment securities.

Time Deposits in Other Banks. Time deposits in other banks increased by $2.5 million, or 36.23%, to $9.4 million at June 30, 2019 from $6.9 million at December 31, 2018. This increase was due to investing in time deposits in other banks offset by maturities of time deposits in other banks.

Investment Securities. Investment securities increased $4.7 million, or 12.57%, to $42.1 million at June 30, 2019 from $37.4 million at December 31, 2018. The increase was due to purchases of $12.6 million offset by maturities, calls, and principal repayments of $8.7 million. At June 30, 2019 our investment securities are classified as available for sale.

Net Loans. Net loans increased $1.0 million, or 0.70%, to $143.3 million at June 30, 2019 from $142.3 million at December 31, 2018. Our construction and land development loans increased $530,000, or 6.44%, to $8.8 million at June 30, 2019 from $8.2 million at December 31, 2018. Our commercial loans increased $1.6 million, or 15.05%, to $6.9 million at June 30, 2019 from $5.3 million at December 31, 2018.

Bank-owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At June 30, 2019 and December 31, 2018, the aggregate cash surrender value of these policies was $4.6 million.

Deposits. Deposits increased $4.1 million, or 2.67%, to $157.8 million at June 30, 2019 from $153.7 million at December 31, 2018. Our non-interest-bearing demand deposits increased $2.9 million, or 16.02%, to $21.0 million at June 30, 2019 from $18.1 million at December, 31, 2018. Our interest-bearing demand deposits increased $1.7 million, or 7.30%, to $25.0 million at June 30, 2018 from $23.3 million at December 31, 2018. Our certificates of deposit increased $1.5 million, or 1.98%, to $77.1 million at June 30, 2019 from $75.6 million at December 31, 2018. Our money market deposits decreased $1.2 million, or 10.17%, to $10.6 million at June 30, 2019 from $11.8 million at December 31, 2018. Our savings deposits decreased $735,000, or 2.95%, to $24.1 million at June 30, 2019 from $24.9 million at December 31, 2018.

Total Equity. Total equity increased by $761,000, or 1.26%, to $61.1 million at June 30, 2019 from $60.3 million at December 31, 2018. Factors relating to changes in stockholders’ equity include earnings of $444,000, an increase of $501,000 in other comprehensive income related to the interest fluctuations on the Company’s available for sale securities portfolio, an increase of $313,000 for the recording of stock-based compensation offset by the repurchase of $497,000 in common stock relating to the 2019 Equity Incentive Plan.

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

	For the Three Months Ended June 30,
	2019			2018
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$145,511	$1,825	5.09%	$138,736	$1,647	4.76%
Federal funds sold and interest-bearing deposits in other banks	14,390	80	2.25%	17,038	73	1.72%
Time deposits in other banks	8,107	58	2.90%	4,527	20	1.77%
Investment securities	41,112	322	3.18%	10,468	63	2.41%
Federal Home Loan Bank stock	279	5	7.27%	245	4	6.55%

Total interest-earning assets	209,399	2,290	4.44%	171,014	1,807	4.24%
Non-interest-earning assets	9,704			9,445

Total assets	$219,103			$180,459

Interest bearing liabilities:
Interest-bearing demand	$24,876	$18	0.29%	$25,235	$14	0.22%
Money market	10,607	6	0.23%	12,825	7	0.21%
Savings	24,923	3	0.05%	24,944	3	0.05%
Certificates of deposit	76,731	320	1.69%	76,122	205	1.08%

Total interest-bearing liabilities	137,137	347	1.03%	139,126	229	0.66%

Non-interest-bearing liabilities	20,843			19,314

Total liabilities	157,980			158,440
Equity	61,123			22,019

Total liabilities and equity	$219,103			$180,459

Net interest income		$1,943			$1,578

Interest rate spread(1)			3.41%			3.58%
Net interest-earning assets(2)	$72,262			$31,888
Net interest margin(3)			3.76%			3.70%
Average interest-earning assets to average-interest bearing liabilities	152.69%			122.92%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2019			2018
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$144,513	$3,552	4.96%	$139,088	$3,293	4.77%
Federal funds sold and interest-bearing deposits in other banks	14,833	167	2.27%	15,856	126	1.60%
Time deposits in other banks	7,629	109	2.88%	4,716	35	1.50%
Investment securities	40,816	634	3.13%	10,369	126	2.45%
Federal Home Loan Bank stock	264	8	6.11%	244	7	5.79%

Total interest-earning assets	208,055	4,470	4.33%	170,273	3,587	4.25%
Non-interest-earning assets	9,560			9,714

Total assets	$217,615			$179,987

Interest bearing liabilities:
Interest-bearing demand	$24,105	$31	0.26%	$25,682	$28	0.22%
Money market	11,103	12	0.22%	13,073	14	0.21%
Savings	25,036	6	0.05%	24,878	6	0.05%
Certificates of deposit	76,302	614	1.62%	75,765	395	1.05%

Total interest-bearing liabilities	136,546	663	0.98%	139,398	443	0.64%

Non-interest-bearing liabilities	20,128			18,675

Total liabilities	156,674			158,073
Equity	60,941			21,914

Total liabilities and equity	$217,615			$179,987

Net interest income		$3,807			$3,144

Interest rate spread(1)			3.35%			3.61%
Net interest-earning assets(2)	$71,509			$30,875
Net interest margin(3)			3.69%			3.72%
Average interest-earning assets to average-interest bearing liabilities	152.37%			122.15%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and June 30, 2018

General. Net income was $172,000 for the three months ended June 30, 2019 compared to $217,000 for the three months ended June 30, 2018. The decrease was due to an increase non-interest expense of $401,000, or 28.96%, to $1.8 million for the three months ended June 30, 2019 from $1.4 million for the three months ended June 30, 2018 offset by an increase in net interest income after provision of $380,000, or 25.28%, to $1.9 million for the three months ended June 30, 2019 from $1.5 million for the three months ended June 30, 2018.

Interest Income. Interest and dividend income increased $483,000, or 26.73%, to $2.3 million for the three months ended June 30, 2019 from $1.8 million for the three months ended June 30, 2018. The increase in interest income was due primarily to the increase in average interest-earning assets for the three months ended June 30, 2019 compared to the average interest-earning assets for the three months ended June 30, 2018.

Interest and fees on loans increased $178,000, or 10.81%, to $1.8 million for the three months ended June 30, 2019 from $1.6 million for the three months ended June 30, 2018. The increase was primarily due to an increase in the average balance of our loans as well as an increase in the average yield on our loans. Our average balance of loans increased $6.8 million, or 4.90%, to $145.5 million for the three months ended June 30, 2019 from $138.7 million for the three months ended June 30, 2018. Our average yield on loans increased 33 basis points to 5.09% for the three months ended June 30, 2019 from 4.76% for the three months ended June 30, 2018, as lower-yielding loans have been repaid or refinanced and replaced with higher-yielding loans as well as the collection of nonaccrual interest and fees on past due loan relationships that were resolved in the second quarter of 2019.

Interest and dividends on interest-bearing deposits in other banks, time deposits in other banks, and investments increased $305,000 to $465,000 for the three months ended June 30, 2019 from $160,000 for the three months ended June 30, 2018. The average balances on interest-bearing deposits in other banks, time deposits in other banks and investments increased $31.1 million to $63.9 million for the three months ended June 30, 2019 from $32.3 million for the three months ended June 30, 2018 and this increase in the average balances was driven primarily by the net proceeds received from the stock offering. The average rate we earned on interest-bearing deposits in other banks, time deposits in other banks and investments increased 94 basis points to 2.95% for the three months ended June 30, 2019 from 2.01% for the three months ended June 30, 2018 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate increases as well as increases in interest rates on the purchases of higher yielding time deposits in other banks and increases in interest rates on the purchases of higher yielding investment securities.

Interest Expense. Interest expense increased $118,000, or 51.53%, to $347,000 for the three months ended June 30, 2019 from $229,000 for the three months ended June 30, 2018. Our average balance of interest-bearing liabilities decreased $2.0 million, or 1.44%, to $137.1 million for the three months ended June 30, 2019 from $139.1 million for the three months ended June 30, 2018. The decrease was due primarily to a reduction in balances of money market accounts offset by an increase in our certificates of deposit. Our average rate paid on interest-bearing deposits increased 37 basis points to 1.03% for the three months ended June 30, 2019 from 0.66% for the three months ended June 30, 2018 primarily due to an increase in the average rate paid on certificates of deposit.

Net Interest Income. Net interest income increased $365,000, or 23.13%, to $1.9 million for the three months ended June 30, 2019 from $1.6 million for the three months ended June 30, 2018, primarily as the result of a higher balance of net interest-earning assets, which represents total interest–earning assets less total interest–bearing liabilities, offset by a lower net interest rate spread. Our average net interest-earning assets increased by $40.4 million to $72.3 million for the three months ended June 30, 2019 from $31.9 million for the three months ended June 30, 2018, due primarily to our growth in time deposits in other banks and investments described above. Our net interest rate spread decreased by 17 basis points to 3.41% for the three months ended June 30, 2019 from 3.58% for the three months ended June 30, 2018 and our net interest margin increased by two basis points to 3.76% for the three months ended June 30, 2019 from 3.74% for the three months ended June 30, 2018.

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

Provision for loan losses decreased by $15,000, or 20.00%, to $60,000 for the three months ended June 30, 2019 from a provision for loan losses for the three months ended June 30, 2018 of $75,000. We recorded net charge-offs of $50,000 for each of the three months ended June 30, 2019 and 2018. Non-performing loans totaled $929,000 at June 30, 2018 compared to $673,000 million at June 30, 2018. The increase of $256,000 in non-performing loans was the result of an increase of $484,000 in non-performing nonresidential loans offset by a decrease of $238,000 in non-performing one-to four-family loans. Our non-performing loans to total loans increased to 0.64% at June 30, 2019 from 0.48% at June 30, 2018. We have provided for losses that are probable and reasonably estimable at June 30, 2019.

Non-interest Income. Non-interest income decreased by $40,000, or 27.59%, to $105,000 for the three months ended June 30, 2019 from $145,000 for the three months ended June 30, 2018. The decrease was primarily due to the decrease of $39,000 in gain on sale of loans to $19,000 for the three months ended June 30, 2019 from $58,000 for the three months ended June 30, 2018.

Non-interest Expense. Non-interest expense increased by $401,000, or 28.96%, to $1.8 million for the three months ended June 30, 2019 from $1.4 million for the three months ended June 30, 2018. Salaries, director fees and employee benefits increased $249,000, or 31.24%, to $1.0 million for the three months ended June 30, 2019 from $797,000 for the three months ended June 30, 2018 due primarily to the recording of $205,000 in stock-based compensation expense relating to the ESOP and 2019 Equity Incentive Plan. Professional fees increased $80,000, or 97.56%, to $162,000 for the three months ended June 30, 2019 from $82,000 for the three months ended June 30, 2018 primarily due to increased consulting fees relating to information technology system enhancements, the increased expenses relating to reporting requirements associated with the Company’s public company status offset by a recovery of legal fee expenses relating to past due loan relationships that were resolved in the second quarter of 2019. Marketing expenses increased $11,000, or 28.95%, to $49,000 for the three months ended June 30, 2019 compared to $38,000 for the three months ended June 30, 2018 primarily due to marketing outlays to generate organic growth and investments in new products and services. Provision for losses and costs on foreclosed real estate increased by $20,000 to $26,000 for the three months ended June 30, 2019 from $6,000 for the three months ended June 30, 2018 due to a writedown in the valuation of the foreclosed real estate to its current fair market value. Other operating expenses increased by $49,000, or 32.03%, to $202,000 for the three months ended June 30, 2019 from $153,000 for the three months ended June 30, 2018 primarily due to an increase in insurance costs as well as an increase in software maintenance costs.

Income Tax Expense. Income tax expense decreased by $17,000, or 23.29%, to $56,000 for the three months ended June 30, 2019 from $73,000 for the three months ended June 30, 2018. The effective tax rate was 24.46% and 25.30% for the three months ended June 30, 2019 and 2018, respectively. The decrease in tax expense was the result of a decrease in income before income taxes of $108,000 to $228,000 for the three months ended June 30, 2019 from $290,000 for the three months ended June 30, 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and June 30, 2018

General. Net income was $444,000 for the six months ended June 30, 2019 compared to $473,000 for the six months ended June 30, 2018. The decrease was due primarily to an increase in non-interest expense and a decrease in non-interest income offset by an increase in net interest income. Non-interest expenses increased by $595,000, or 22.33%, to $3.3 million for the six months ended June 30, 2019 compared to $2.7 million for the six months ended June 30, 2018. Non-interest income decreased $100,000, or 33.67%, to $197,000 for the six months ended June 30, 2019 compared to $297,000 for the six months ended June 30, 2018. Net interest income increased $664,000, or 21.12%, to $3.8 million for the six months ended June 30, 2019 from $3.1 million for the six months ended June 30, 2018.

Interest Income. Interest and dividend income increased $883,000, or 24.62%, to $4.5 million for the six months ended June 30, 2019 from $3.6 million for the six months ended June 30, 2018. The increase in interest income was due primarily to the increase in average interest-earning assets for the six months ended June 30, 2019 compared to the average interest earnings assets for the six months ended June 30, 2018.

Interest and fees on loans increased $259,000, or 7.87%, to $3.6 million for the six months ended June 30, 2019 from $3.3 million for the six months ended June 30, 2018. The increase was primarily due to an increase in the average balance of our loans as well as an increase in the average yield on our loans. Our average balance of loans increased $5.4 million, or 3.88%, to $144.5 million for the six months ended June 30, 2019 from $139.1 million for the six months ended June 30, 2018. Our average yield on loans increased 19 basis points to 4.96% for the six months ended June 30, 2019 from 4.77% for the six months ended June 30, 2018, as lower-yielding loans have been repaid or refinanced and replaced with higher-yielding loans as well as the collection of nonaccrual interest and fees on past due loan relationships that were resolved in the six months ended June 30, 2019.

Interest and dividends on interest-bearing deposits in other banks, time deposits in other banks, and investments increased $624,000 to $918,000 for the six months ended June 30, 2019 from $294,000 for the six months ended June 30, 2018. The average balances on interest-bearing deposits in other banks, time deposits in other banks and investments increased $32.3 million to $63.5 million for the six months ended June 30, 2019 from $31.2 million for the six months ended June 30, 2018. The average rate we earned on interest-bearing deposits in other banks, time deposits in other banks and investments increased 101 basis points to 2.91% for the six months ended June 30, 2019 from 1.90% for the six months ended June 30, 2018 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate increases as well as increases in interest rates on the purchases of higher yielding time deposits in other banks and increases in interest rates on the purchases of higher yielding investment securities.

Interest Expense. Interest expense increased $220,000, or 49.66%, to $663,000 for the six months ended June 30, 2019 from $443,000 for the six months ended June 30, 2018. Our average balance of interest-bearing liabilities decreased $2.9 million, or 2.08%, to $136.5 million for the six months ended June 30, 2019 from $139.4 million for the six months ended June 30, 2018. Our average rate paid on interest-bearing deposits increased 34 basis points to 0.98% for the six months ended June 30, 2019 from 0.64% for the six months ended June 30, 2018 primarily due to an increase in the average rate paid on certificates of deposit.

Net Interest Income. Net interest income increased $664,000, or 21.12%, to $3.8 million for the six months ended June 30, 2019 from $3.2 million for the six months ended June 30, 2018, primarily as the result of a higher balance of net interest-earning assets, which represents total interest–earning assets, less total interest–bearing liabilities offset by a lower net interest rate spread and net interest margin. Our average net interest-earning assets increased by $40.6 million to $71.5 million for the six months ended June 30, 2019 from $30.9 million for the six months ended June 30, 2018. Our net interest rate spread decreased by 26 basis points to 3.35% for the six months ended June 30, 2019 from 3.61% for the six months ended June 30, 2018 and our net interest margin decreased by three basis points to 3.69% for the six months ended June 30, 2019 from 3.72% for the six months ended June 30, 2018.

Provisions for Loan Losses. Provision for loan losses remained constant at $150,000 for the six months June 30, 2019 and 2018. We recorded net charge-offs of $50,000 for each of the six months ended June 30, 2019 and 2018. Non-performing loans totaled $929,000 at June 30, 2019 compared to $673,000 million at June 30, 2018. The increase of $256,000 in non-performing loans was the result of an increase of $484,000 in non-performing nonresidential loans offset by a decrease of $238,000 in non-performing one-to four-family loans. Our non-performing loans to total loans increased to 0.64% at June 30, 2019 from 0.48% at June 30, 2018. We have provided for losses that are probable and reasonably estimable at June 30, 2019.

Non-interest Income. Non-interest income decreased by $100,000, or 33.67%, to $197,000 for the six months ended June 30, 2019 from $296,000 for the six months ended June 30, 2018. The decrease was primarily due to decreases of $10,000 and $90,000 in service fees on deposit accounts and gain on sale of loans, respectively.

Non-interest Expense. Non-interest expense increased by $595,000, or 22.33%, to $3.3 million for the six months ended June 30, 2019 from $2.7 million for the six months ended June 30, 2018. Salaries, director fees and employee benefits increased $354,000, or 22.43%, to $1.9 million for the six months ended June 30, 2019 from $1.6 million for the six months ended June 30, 2018 due primarily to the recording of $314,000 in stock-based compensation expense relating to the ESOP and 2019 Equity Incentive Plan. Professional fees increased $126,000, or 79.25%, to $285,000 for the six months ended June 30, 2019 from $159,000 for the six months ended June 30, 2018 primarily due to increased consulting fees relating to information technology system enhancements, the increased expenses relating to reporting requirements associated with the Company’s public company status offset by a recovery of legal fee expenses relating to past due loan relationships that were resolved in the second quarter of 2019. Provision for losses and costs on foreclosed real estate increased by $26,000 to $29,000 for the six months ended June 30, 2019 from $3,000 for the six months ended June 30, 2018 primarily due to a writedown in the valuation of the foreclosed real estate to its current fair market value. Other operating expenses increased by $82,000, or 27.52%, to $380,000 for the six months ended June 30, 2019 from $295,000 for the six months ended June 30, 2018 primarily due to an increase in insurance costs as well as an increase in software maintenance costs.

Income Tax Expense. Income tax expense decreased by $3,000, or 1.95%, to $151,000 for the six months ended June 30, 2019 from $154,000 for the six months ended June 30, 2018. The effective tax rate was 25.39% and 24.52% for the six months ended June 30, 2019 and 2018, respectively. The decrease in tax expense was the result of a decrease in income before income taxes of $30,000, or 4.79%, to $596,000 for the six months ended June 30, 2019 from $626,000 for the six months ended June 30, 2018.

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

The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2019.

We monitor and adjust our investments in liquid assets based upon our assessments of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset liability management program. Excess liquid assets are invested generally in interest-earning deposits and short and intermediate securities.

Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2019, cash and cash equivalents totaled $16.6 million, which included, $1.1 million in cash and due from banks and interest-bearing deposits in other banks of $15.5 million. Time deposits in other banks and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $9.4 million and $42.1 million, respectively at June 30, 2019.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.1 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay-downs on mortgage-backed securities was $7.5 million and $224,000 for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and repurchases of common stock was $4.2 million and $6.0 million for the six months ended June 30, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2019 totaled $29.9 million, or 18.95%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2019, Chesapeake Bank of Maryland exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Historical and Pro Forma Regulatory Capital Compliance.”

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2019, we had outstanding commitments to originate loans of $20.4 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

Item 1A – Risk Factors

Not required for smaller reporting companies.

Item 2 - Unregistered Sales of Equity Securities and Use or Proceeds

For information regarding stock repurchases during the quarter ended June 30, 2019, see Note 10 of Notes to Consolidated Financial Statements which is incorporated by reference.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBM BANCORP, INC.

Dated: August 14, 2019	By:	/s/ Joseph M. Solomon
Joseph M. Solomon
President
(principal executive officer)

Dated: August 14, 2019	By:	/s/ Jodi L. Beal
Jodi L. Beal
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)