Form 10-Q
period 2019-09-30
CBM BANCORP, INC.
filed 2019-11-14
CIK 1742089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, the number of shares of common stock outstanding was 4,232,000.

CBM Bancorp, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – Consolidated Financial Statements

CBM Bancorp, Inc.

Consolidated Statements of Financial Condition

September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018
Assets	(Unaudited)	(Audited)
Cash and due from banks	$684,204	$1,071,335
Interest-bearing deposits in other banks	9,469,132	17,775,425

Cash and cash equivalents	10,153,336	18,846,760

Time deposits in other banks	8,680,000	6,944,000
Securities available for sale, at fair value	41,812,969	37,447,423
Federal Home Loan Bank stock, at cost	279,100	245,200
Loans held for sale	1,753,583	211,107
Loans, net of unearned fees	147,027,779	143,508,813
Allowance for loan losses	(1,302,711)	(1,188,352)

Net loans	145,725,068	142,320,461
Accrued interest receivable	697,632	695,928
Bank-owned life insurance	4,704,918	4,609,357
Premises and equipment, net	1,849,508	1,924,518
Foreclosed real estate	845,000	865,000
Deferred income taxes	660,998	900,994
Prepaid expenses and other assets	590,136	402,344

Total assets	$217,752,248	$215,413,092

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$18,528,466	$18,111,318
Interest-bearing deposits	136,719,084	135,638,917

Total deposits	155,247,550	153,750,235
Advances by borrowers for taxes and insurance	695,329	477,781
Accounts payable and other liabilities	1,042,046	838,301

Total liabilities	156,984,925	155,066,317

Commitments and contingencies	—	—

Equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued	—	—
Common stock, $.01 par value; authorized 24,000,000 shares; issued and outstanding 4,232,000 shares at September 30, 2019 and December 31, 2018	42,320	42,320
Additional paid in capital	41,333,955	40,987,146
Retained earnings	23,082,219	22,336,134
Unearned common stock held by:
Employee Stock Ownership Plan	(2,793,120)	(3,047,040)
2019 Equity Incentive Plan	(1,409,321)	—
Accumulated other comprehensive income	511,270	28,215

Total stockholders’ equity	60,767,323	60,346,775

Total liabilities and stockholders’ equity	$217,752,248	$215,413,092

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2019 and 2018

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest and dividend income
Interest and fees on loans	$1,848,479	$1,703,567	$5,400,671	$4,996,564
Interest and dividends on investments	468,301	226,982	1,386,236	521,303

Total interest income	2,316,780	1,930,549	6,786,907	5,517,867

Interest expense
Interest on deposits	367,558	253,311	1,030,152	696,724

Total interest expense	367,558	253,311	1,030,152	696,724

Net interest income	1,949,222	1,677,238	5,756,755	4,821,143
(Reversal of) provision for loan losses	(60,000)	75,000	90,000	225,000

Net interest income after (reversal of) provision for loan losses	2,009,222	1,602,238	5,666,755	4,596,143

Non-interest income
Service fees on deposit accounts	33,828	33,635	92,068	101,171
Income from bank-owned life insurance	57,933	67,746	95,561	108,681
Gain on sale of loans held for sale	29,661	44,467	63,933	168,324
Other non-interest income	33,462	31,537	100,239	95,730

Total non-interest income	154,884	177,385	351,801	473,906

Non-interest expense
Salaries, director fees and employee benefits	1,122,656	810,946	3,055,194	2,389,235
Premises and equipment	105,580	116,583	330,986	336,116
Data processing	140,979	134,743	419,559	404,873
Professional fees	140,315	65,943	425,452	224,455
FDIC premiums and regulatory assessments	18,722	31,529	76,648	94,158
Marketing	25,524	23,623	97,881	97,779
Provision for losses and costs on foreclosed real estate	4,040	4,693	33,214	10,988
Other operating expenses	187,603	161,438	565,319	456,165

Total non-interest expense	1,745,419	1,349,498	5,004,253	4,013,769

Income before income taxes	418,687	430,125	1,014,303	1,056,280
Income tax expense	116,980	105,913	268,218	259,452

Net income	$301,707	$324,212	$746,085	$796,828

Earnings per common share
Basic	$0.08	$0.08	$0.19	$0.20
Diluted	$0.08	$0.08	$0.19	$0.20

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended September 30, 2019 and 2018

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$301,707	$324,212	$746,085	$796,828
Other comprehensive income (loss)
Unrealized (loss) gain on investment securities available for sale	(24,776)	(19,583)	666,443	(99,776)
Income tax benefit (expense) relating to investment securities available for sale	6,818	5,389	(183,388)	27,456

Other comprehensive (loss) income	(17,958)	(14,194)	483,055	(72,320)

Total comprehensive income	$283,749	$310,018	$1,229,140	$724,508

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three and Nine Months Ended September 30, 2019 and 2018

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned RRP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, July 1, 2019	$42,320	$41,131,468	$22,780,512	$(2,877,760)	$(497,439)	$529,228	$61,108,329
Net income	—	—	301,707	—	—	—	301,707
Other comprehensive loss	—	—	—	—	—	(17,958)	(17,958)
ESOP shares committed to be released	—	31,317	—	84,640	—	—	115,957
Repurchase of common stock for RRP	—	—	—	—	(911,882)	—	(911,882)
Stock based compensation	—	171,170	—	—	—	—	171,170

Balance, September 30, 2019	$42,320	$41,333,955	$23,082,219	$(2,793,120)	$(1,409,321)	$511,270	$60,767,323

Balance, January 1, 2019	$42,320	$40,987,146	$22,336,134	$(3,047,040)	$—	$28,215	$60,346,775
Net income	—	—	746,085	—	—	—	746,085
Other comprehensive income	—	—	—	—	—	483,055	483,055
ESOP shares committed to be released	—	86,333	—	253,920	—	—	340,253
Repurchase of common stock for RRP	—	—	—	—	(1,409,321)	—	(1,409,321)
Stock based compensation	—	260,476	—	—	—	—	260,476

Balance, September 30, 2019	$42,320	$41,333,955	$23,082,219	$(2,793,120)	$(1,409,321)	$511,270	$60,767,323

Balance, July 1, 2018	$—	$—	$22,135,628	$—	$—	$(117,808)	$22,017,820
Net income	—	—	324,212	—	—	—	324,212
Other comprehensive loss	—	—	—	—	—	(14,194)	(14,194)
Issuance of common stock	42,320	41,220,201	—	—	—	—	41,262,521
Stock purchased by the ESOP	—	—	—	(3,385,600)	—	—	(3,385,600)
ESOP shares committed to be released	—	—	—	15,000	—	—	15,000

Balance, September 30, 2018	$42,320	$41,220,201	$22,459,840	$(3,370,600)	$—	$(132,002)	$60,219,759

Balance, January 1, 2018	$—	$—	$21,653,191	$—	$—	$(49,861)	$21,603,330
Net income	—	—	796,828	—	—	—	796,828
Other comprehensive loss	—	—	—	—	—	(72,320)	(72,320)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	9,821	—	—	(9,821)	—
Issuance of common stock	42,320	41,220,201	—	—	—	—	41,262,521
Stock purchased by the ESOP	—	—	—	(3,385,600)	—	—	(3,385,600)
ESOP shares committed to be released	—	—	—	15,000	—	—	15,000

Balance, September 30, 2018	$42,320	$41,220,201	$22,459,840	$(3,370,600)	$—	$(132,002)	$60,219,759

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2019 and 2018

	For the Nine Months
	Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$746,085	$796,828
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of securities	39,773	(5,634)
Gain on sale of loans held for sale	(63,933)	(168,324)
Originations of loans held for sale	(4,957,118)	(6,543,907)
Proceeds from sales of loans held for sale	3,478,575	7,507,438
Amortization of net deferred loan origination fees	(196,565)	(54,423)
Provision for loan losses	90,000	225,000
Increase in accrued interest receivable	(1,704)	(57,112)
Increase in cash surrender value of life insurance	(95,561)	(105,187)
Depreciation and amortization	121,459	122,031
ESOP compensation expense	340,253	15,000
Stock based compensation expense	260,476	—
Writedown of foreclosed real estate	20,000	—
Decrease in deferred income taxes	17,681	224,050
Increase in prepaid expenses and other assets	(187,792)	(27,182)
Increase (decrease) in accounts payable and other liabilities	203,745	(10,918)

Net cash (used in) provided by operating activities	(184,626)	1,917,660

Cash flows from investing activities:
Net (purchases) maturities of time deposits in other banks	(1,736,000)	992,000
Proceeds from maturities, payments and calls of available for sale securities	13,921,440	1,000,000
Proceeds from maturities, payments and calls of held to maturity securities	—	480,094
Purchases of available for sale securities	(17,621,389)	(958,044)
Purchases of Federal Home Loan Bank stock	(33,900)	(3,100)
Net increase in loans	(3,298,042)	(4,390,968)
Proceeds from redemption of bank owned life insurance	—	882,278
Purchases of premises and equipment	(46,449)	(112,111)

Net cash used in investing activities	(8,814,340)	(2,109,851)

Cash flows from financing activities:
Net increase in deposits	1,497,315	890,521
Net increase in advances by borrowers	217,548	88,661
Proceeds from issuance of common stock	—	41,262,521
Purchase of ESOP shares	—	(3,385,600)
Repurchase of common stock for 2019 Equity Incentive Plan	(1,409,321)	—

Net cash provided by financing activities	305,542	38,856,103

Net (decrease) increase in cash and cash equivalents	(8,693,424)	38,663,912
Cash and cash equivalents, beginning balance	18,846,760	12,030,272

Cash and cash equivalents, ending balance	$10,153,336	$50,694,184

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,030,031	$696,976
Cash paid for income taxes	190,000	—

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1.	Significant Accounting Policies

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period. For further information, refer to the Bank’s annual audited consolidated financial statements and related notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K dated March 27, 2019.

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

Federal Home Loan Bank of Atlanta (“FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Standards related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock represents the required investment in the common stock of the Federal Home Loan Bank of Atlanta according to a predetermined formula. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of September 30, 2019 and December 31, 2018, the Bank owned shares totaling $279,100 and $245,200, respectively.

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

The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between the issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 90 days. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts.

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

Bank-Owned Life Insurance (“BOLI”)

The Bank maintains life insurance policies on certain present and former directors. These policies are split-dollar or director insurance policies. Under the split-dollar insurance policies, the Bank pays the premiums and upon the death of the insured, the Bank will receive an amount equal to the premiums paid on the policy from the policy date to the date of death. Any remaining proceeds will be paid to the beneficiary. If the policy is surrendered before the date of death, the Bank will receive the lesser of the cash surrender value or the sum of the premiums paid on the policy from the policy date to the date of surrender. Under the director insurance policies, the Bank receives the cash surrender value if the policy is surrendered, or receives all benefits payable upon the death of the insured. As of September 30, 2019, and December 31, 2018, $122,373 and $129,775, respectively, was included in other liabilities related to the split-dollar insurance policies.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note1.	Significant Accounting Policies (Continued)

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

Concentrations of Credit Risk

The Bank had $0 and approximately $128,000 in deposits in other financial institutions in excess of amounts insured by the FDIC, as of September 30, 2019 and December 31, 2018, respectively. The Bank’s management considers this a normal business risk. The Bank also maintains accounts with brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation.

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

ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Bank to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities. As the Company will take advantage of the extended transition period for complying with new or revised accounting standards assuming we remain an EGC, we will adopt the amendments in this update beginning after December 15, 2020, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect (i.e., modified retrospective approach). The Company has begun to gather loan information and consider acceptable methodologies to comply with this ASU. The Company’s initial evaluation indicates that the provisions of this ASU are expected to impact its consolidated financial statements, in particular the level of reserve for loan losses. The Company is continuing to evaluate and assess the impact of the adoption of this ASU on its consolidated financial statements. In July 2019, the FASB proposed changes to the effective date for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal would delay the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company for fiscal year 2020, the proposed delay would be applicable. On October 16, 2019, the FASB approved its proposal to delay the effective date for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities and plans to release a final ASU in mid-November.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2.	Securities

The amortized cost and estimated fair value of securities classified as available for sale at September 30, 2019 and December 31, 2018, are as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$12,469,206	$90,381	$11,048	$12,548,539
Residential mortgage-backed securities	27,133,387	643,311	54,517	27,722,181
Municipal securities	1,505,006	37,243	—	1,542,249

	$41,107,599	$770,935	$65,565	$41,812,969

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$18,264,805	$45,850	$90,583	$18,220,072
Residential mortgage-backed securities	17,637,729	111,837	4,580	17,744,986
Municipal securities	1,505,962	—	23,597	1,482,365

	$37,408,496	$157,687	$118,760	$37,447,423

The amortized cost and estimated fair value of securities as of September 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$6,998,531	$7,021,652
Due after one year through five years	6,472,992	6,543,821
Due five years to ten years	502,689	525,315
Due after ten years	—	—
Mortgage-backed, in monthly installments	27,133,387	27,722,181

	$ 41,107,599	$ 41,812,969

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2.	Securities (Continued)

	December 31, 2018
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,000,000	$989,119
Due after one year through five years	14,453,375	14,391,553
Due five years to ten years	4,317,392	4,321,765
Due after ten years	—	—
Mortgage-backed, in monthly installments	17,637,729	17,744,986

	$ 37,408,496	$ 37,447,423

Securities with gross unrealized losses at September 30, 2019 and December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	September 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
U.S. Government and Federal Agency obligations	$—	$—	$1,988,952	$11,048	$1,988,952	$11,048
Residential mortgage-backed securities	5,049,621	54,517	—	—	5,049,621	54,517

	$5,049,621	$54,517	$1,988,952	$11,048	$7,038,573	$65,565

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
U.S. Government and Federal Agency obligations	$963,945	$63	$4,408,553	$90,520	$5,372,498	$90,583
Residential mortgage-backed securities	2,838,108	4,580	—	—	2,838,108	4,580
Municipal obligations	—	—	1,482,365	23,597	1,482,365	23,597

	$ 3,802,053	$ 4,643	$ 5,890,918	$ 114,117	$ 9,692,971	$ 118,760

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

At September 30, 2019, the Bank held six investments with gross unrealized losses totaling $65,565. At December 31, 2018, the Bank held twelve investments with gross unrealized losses totaling $118,760.

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

There were no securities pledged as of September 30, 2019 and December 31, 2018.

Note 3.	Loans

The Bank makes loans to customers primarily in the Baltimore Metropolitan Area and its surrounding counties. The principal loan portfolio segment balances at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Real estate loans
One-to four-family	$70,415,865	$70,197,875
Home equity loans and lines of credit	6,889,663	7,547,195
Construction and land development	9,089,247	8,232,067
Nonresidential	53,585,416	51,904,782

Total real estate loans	139,980,191	137,881,919

Other loans
Commercial	6,694,040	5,250,815
Consumer	543,943	529,283

Total other loans	7,237,983	5,780,098

Total loans	147,218,174	143,662,017

Net deferred loan origination fees	(190,395)	(153,204)
Allowance for loan losses	(1,302,711)	(1,188,352)

Total loans, net	$145,725,068	$142,320,461

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the balance sheet. Overdrafts were $13,008 and $7,824 at September 30, 2019 and December 31, 2018, respectively.

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

The following tables summarize the activity in the allowance for losses for the three and nine months ended September 30, 2019 and 2018 and for the year ended December 31, 2018 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of September 30, 2019, September 30, 2018 and December 31, 2018.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.	Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of September 30, 2019
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Allowance for loans losses:
Beginning Balance – July 1, 2019	$340,637	$60,589	$165,934	$583,285	$55,079	$6,404	$76,588	$1,288,516
Charge-offs	(40,275)	—	—	—	—	—	—	(40,275)
Recoveries	—	—	—	114,470	—	—	—	114,470
Reversal of provision	21,542	(5,436)	17,464	(94,637)	(1,527)	504	2,090	(60,000)

Ending Balance – September 30, 2019	$321,904	$55,153	$183,398	$603,118	$53,552	$6,908	$78,678	$1,302,711

Beginning Balance – January 1, 2019	$244,781	$68,837	$185,170	$626,031	$28,879	$6,669	$27,985	$1,188,352
Charge-offs	(90,111)	—	—	—	—	—	—	(90,111)
Recoveries	—	—	—	114,470	—	—	—	114,470
Provision	167,234	(13,684)	(1,772)	(137,383)	24,673	239	50,693	90,000

Ending Balance – September 30, 2019	$321,904	$55,153	$183,398	$603,118	$53,552	$6,908	$78,678	$1,302,711

Ending balance: individually evaluated for impairment	$—	$737	$13,184	$—	$—	$—	$—	$13,921

Ending balance: collectively evaluated for impairment	$321,904	$54,416	$170,214	$603,118	$53,552	$6,908	$78,678	$1,288,790

Loans:
Ending balance	$70,415,865	$6,889,663	$9,089,247	$53,585,416	$6,694,040	$543,943		$147,218,174

Ending balance: individually evaluated for impairment	$310,585	$87,601	$826,438	$1,592,485	$—	$—		$2,817,109

Ending balance: collectively evaluated for impairment	$70,105,280	$6,802,062	$8,262,809	$51,992,931	$6,694,040	$543,943		$144,401,065

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.	Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of September 30, 2018
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Allowance for loans losses:
Beginning Balance – July 1, 2018	$202,457	$70,328	$171,304	$591,189	$30,137	$16,801	$34,051	$1,116,267
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision	37,553	(22,155)	37,955	4,724	(1,006)	(79)	18,008	75,000

Ending Balance – September 30, 2018	$240,010	$48,173	$209,259	$595,913	$29,131	$16,722	$52,059	$1,191,267

Beginning Balance – January 1, 2018	$238,148	$83,129	$173,167	$446,576	$44,199	$15,933	$37,253	$1,038,405
Charge-offs	(88,000)	—	—	—	—	—	—	(88,000)
Recoveries	7,563	—	8,299	—	—	—	—	15,862
Provision	82,299	(34,956)	27,793	149,337	(15,068)	789	14,806	225,000

Ending Balance – September 30, 2018	$240,010	$48,173	$209,259	$595,913	$29,131	$16,722	$52,059	$1,191,267

Ending balance: individually evaluated for impairment	$—	$1,178	$7,267	$—	$—	$5,901	$—	$14,346

Ending balance: collectively evaluated for impairment	$242,010	$46,995	$201,992	$595,913	$29,131	$10,821	$52,059	$1,176,921

Loans:
Ending balance	$69,301,180	$8,072,429	$9,990,514	$51,438,876	$5,296,630	$526,669		$144,628,298

Ending balance: individually evaluated for impairment	$726,891	$142,847	$210,815	$—	$—	$5,901		$1,086,454

Ending balance: collectively evaluated for impairment	$68,574,289	$7,929,582	$9,779,699	$51,438,876	$5,296,630	$522,768		$143,541,844

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.	Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of December 31, 2018
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Beginning Balance	$238,148	$83,129	$173,167	$446,576	$44,199	$15,933	$37,253	$1,038,405
Charge-offs	(88,000)	(12,013)	—	(335,000)	—	(5,901)	—	(440,914)
Recoveries	7,562	—	8,299	—	—	—	—	15,861
Provision	87,071	(2,279)	3,704	514,455	(15,320)	(3,363)	(9,268)	575,000

Ending Balance	$244,781	$68,837	$185,170	$626,031	$28,879	$6,669	$27,985	$1,188,352

Ending balance: individually evaluated for impairment	$—	$2,089	$6,074	$—	$—	$—	$—	$8,163

Ending balance: collectively evaluated for impairment	$244,781	$66,748	$179,096	$626,031	$28,879	$6,669	$27,985	$1,180,189

Loans:
Ending balance	$70,197,875	$7,547,195	$8,232,067	$51,904,782	$5,250,815	$529,283		$143,662,017

Ending balance: individually evaluated for impairment	$585,047	$130,795	$86,728	$484,223	$—	$—		$1,286,793

Ending balance: collectively evaluated for impairment	$69,612,828	$7,416,400	$8,145,339	$51,420,559	$5,250,815	$529,283		$142,375,224

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.	Credit Quality of Loans and the Allowance for Loan Losses (Continued)

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

The following table is a summary of the loan portfolio quality indicators by loan class recorded investment as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$69,462,293	$6,843,583	$8,262,809	$51,992,931
Special Mention	642,987	—	—	—
Substandard	310,585	46,080	826,438	1,592,485
Doubtful	—	—	—	—

	$70,415,865	$6,889,663	$9,089,247	$53,585,416

	Commercial	Consumer	Totals
Grade:
Pass	$6,694,040	$543,943	$143,799,599
Special Mention	—	—	642,987
Substandard	—	—	2,775,588
Doubtful	—	—	—

	$6,694,040	$543,943	$147,218,174

	December 31, 2018
	One-to Four- Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$69,499,216	$7,462,230	$7,351,165	$49,781,890
Special Mention	113,612	—	794,174	1,638,669
Substandard	585,047	84,965	86,728	484,223
Doubtful	—	—	—	—

	$70,197,875	$7,547,195	$8,232,067	$51,904,782

	Commercial	Consumer	Totals
Grade:
Pass	$5,250,815	$529,283	$139,874,599
Special Mention	—	—	2,546,455
Substandard	—	—	1,240,963
Doubtful	—	—	—

	$5,250,815	$529,283	$143,662,017

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.	Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table sets forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$426,739	$371,129	$155,704	$953,572	$69,462,293	$70,415,865	$—	$310,585
Home equity loans and lines of credit	—	—	46,080	46,080	6,843,583	6,889,663	—	46,080
Construction and land development	—	—	86,728	86,728	9,002,519	9,089,247	—	86,728
Nonresidential	—	—	—	—	53,585,416	53,585,416	—	—
Other loans:
Commercial	—	—	—	—	6,694,040	6,694,040	—	—
Consumer	—	—	—	—	543,943	543,943	—	—

Total loans	$426,739	$371,129	$288,512	$1,086,380	$146,131,794	$147,218,174	$—	$443,393

	December 31, 2018
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$101,183	$158,134	$343,651	$602,968	$69,594,907	$70,197,875	$—	$585,047
Home equity loans and lines of credit	35,606	—	48,005	83,611	7,463,584	7,547,195	—	84,965
Construction and land development	86,728	—	—	86,728	8,145,339	8,232,067	—	86,728
Nonresidential	—	—	484,223	484,223	51,420,559	51,904,782	—	484,223
Other loans:
Commercial	—	—	—	—	5,250,815	5,250,815	—	—
Consumer	233	—	—	233	529,050	529,283	—	—

Total loans	$223,750	$158,134	$875,879	$1,257,763	$142,404,254	$143,662,017	$—	$1,240,963

At September 30, 2019 and December 31, 2018 there were no loans 90 days past due and still accruing interest. At September 30, 2019, the Bank had five loans on non-accrual status with foregone interest in the amount of $14,386. At December 31, 2018, the Bank had ten loans on non-accrual status with foregone interest in the amount of $36,054.

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

The following table is a summary of impaired loans for the three and nine months ended September 30, 2019 and 2018 and the year ended and December 31, 2018:

	Impaired Loans at September 30, 2019			Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$310,585	$314,605	$—	$311,238	$1,882	$314,072	$7,997
Home equity loans and lines of credit	46,080	46,080	—	46,080	—	47,043	1,408
Construction and land development	739,710	739,710	—	750,741	14,145	766,942	42,085
Nonresidential	1,592,485	1,592,485	—	1,600,167	16,673	1,615,077	49,542
With an allowance recorded:
Home equity loans and lines of credit	$41,521	$41,521	$737	$42,362	$659	$43,676	$2,202
Construction and land development	86,728	86,728	13,184	86,728	—	86,728	—
Total
One-to four-family	$310,585	$314,605	$—	$311,238	$1,882	$314,072	$7,997
Home equity loans and lines of credit	87,601	87,601	737	88,441	659	90,718	3,610
Construction and land development	826,438	826,438	13,184	837,469	14,145	853,670	42,085
Nonresidential	1,592,485	1,592,485	—	1,600,167	16,673	1,615,077	49,542

	Impaired Loans at September 30, 2018			Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$726,891	$785,890	$—	$758,508	$4,212	$794,549	$24,943
Home equity loans and lines of credit	96,978	96,978	—	97,098	258,	99,646	2,582
Construction and land development	123,338	123,338	—	123,338	—	123,338	—
With an allowance recorded:
Home equity loans and lines of credit	$45,869	$45,869	$1,178	$46,823	$493	$47,479	$2,182
Construction and land development	87,477	87,477	7,267	87,551	356	87,916	2,145
Consumer	5,901	5,901	5,901	5,952	82	6,089	280
Total
One-to four-family	$726,891	$785,890	$—	$758,508	$4,212	$794,549	$24,943
Home equity loans and lines of credit	142,847	142,847	1,178	143,921	751	147,125	4,764
Construction and land development	210,815	210,815	7,267	210,889	356	211,254	2,145
Consumer	5,901	5,901	5,901	5,952	82	6,089	280

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.	Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$585,047	$650,982	$—	$622,738	$22,214
Home equity loans and lines of credit	84,965	84,965	—	86,032	3,197
Nonresidential	484,223	872,655	—	847,383	26,452
With an allowance recorded:
Home equity loans and lines of credit	$45,830	$45,869	$2,089	$47,459	$2,743
Construction and land development	86,728	86,728	6,074	87,542	3,916
Total
One-to four-family	$585,047	$650,982	$—	$622,738	$22,214
Home equity loans and lines of credit	130,795	130,834	2,089	133,491	5,940
Construction and land development	86,728	86,728	6,074	87,542	3,916
Nonresidential	484,223	872,655	—	847,383	26,452

Impaired loans also include certain loans that have been modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally nonaccrual loans that are modified and are considered TDRs are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. A summary of TDRs at September 30, 2019 and December 31, 2018 are as follows:

September 30, 2019	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	—	$—	$—	$—
Home equity loans and lines of credit	1	41,521	—	41,521
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

	1	$41,521	$—	$41,521

December 31, 2018	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$120,380	$120,380
Home equity loans and lines of credit	1	45,830	—	45,830
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

	2	$45,830	$120,380	$166,210

The Bank had one TDR at September 30, 2019 totaling $41,521 and two TDRs at December 31, 2018 totaling $166,210. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified. There were no nonperforming TDRs reclassified to nonperforming loans during the three and nine months ended September 30, 2019 and 2018. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. If loans modified in a TDR subsequently default, the Bank evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 5.	Foreclosed Real Estate

At September 30, 2019 and December 31, 2018, the Bank had $845,000 and $865,000 in foreclosed real estate. The Bank did not dispose of any foreclosed real estate during the three and nine months ended September 30, 2019 and September 30, 2018 and the twelve months ended December 31, 2018.

The following table summarizes changes in foreclosed real estate for the nine months ended September 30, 2019 and 2018 and for the year ended December 31, 2018, which are measured on a nonrecurring basis using significant unobservable, Level 3, inputs:

	September 30,		December 31,
	2019	2018	2018
Balance, beginning of period	$865,000	$865,000	$865,000
Transfer to foreclosed real estate	—	—	—
Proceeds from sale of foreclosed real estate	—	—	—
Gain (loss) on sale of foreclosed real estate	—	—	—
Write-down of foreclosed real estate	(20,000)	—	—

Balance, end of period	$845,000	$865,000	$865,000

At September 30, 2019 there were no residential real estate loans in the process of foreclosure. At December 31, 2018 there were two residential real estate loans totaling $184,228 and one nonresidential real estate loan totaling $484,223 in the process of foreclosure. At September 30, 2019 and December 31, 2018, there were no residential real estate properties included in foreclosed real estate.

Note 6.	Deposits

Deposits are summarized as follows:

	September 30, 2019	December 31, 2018
Noninterest-bearing demand	$18,528,466	$18,111,318
Interest-bearing demand	24,549,964	23,354,687
Money market	10,177,785	11,775,372
Savings	23,782,600	24,881,515
Certificates of deposit	78,208,735	75,627,343

Total deposits	$155,247,550	$153,750,235

Deposit accounts in the Bank are federally insured up to $250,000 per depositor. The aggregate amount of time deposits with balances of $250,000 or more totaled $13,739,076 and $11,415,706 at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019 certificates of deposit and their remaining maturities were as follows:

2020	$28,175,940
2021	23,389,328
2022	11,996,295
2023	9,154,119
2024	5,493,053

$78,208,735

Deposit balances of officers and directors totaled $986,477 and $730,168 at September 30, 2019 and December 31, 2018, respectively.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7.	Borrowings

The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) that allows it to obtain advances secured by assets owned by the Bank. Total advances are limited to 25% of the Bank’s total assets. As of September 30, 2019 and December 31, 2018, the Bank had availability of $55,200,000 and $54,400,000, respectively, with FHLB. As of September 30, 2019 and December 31, 2018, the Bank pledged a portion of its one-to four-family residential mortgages as collateral. The amount of loans that were deemed eligible to pledge as collateral totaled approximately $51,400,000 and $50,320,000 at September 30, 2019 and December 31, 2018, respectively. The Bank had no outstanding advances at September 30, 2019 and December 31, 2018.

The Bank also has a $2,000,000 unsecured federal funds line of credit available with another financial institution, for which no amounts were outstanding as of September 30, 2019 and December 31, 2018.

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

The ESOP compensation expense for the three and nine months ended September 30, 2019 was $115,957 and $340,253, respectively. The ESOP compensation expense for the three and nine months ended September 30, 2018 was $15,000. This amount represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. At September 30, 2019, there were 304,704 shares not yet released having an aggregate market value of approximately $4,265,856.

Note 9.	Stock Based Compensation

On May 14, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (“2019 Plan”), which was approved at the Annual Meeting of Stockholders. The 2019 Plan allows for up to 169,280 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 423,200 shares to be issued to employees, executive officers or Directors in the form of stock options. At September 30, 2019, there were 161,320 restricted stock awards granted and 368,300 stock option awards granted under the 2019 Plan.

Restricted Stock

The specific terms of each restricted stock award are determined by the Compensation Committee at the date of the grant. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of the grant. Participants will vest in their share awards at a rate of 20% per year over a five year period, beginning one year after the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards will be forfeited.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9.	Stock Based Compensation (Continued)

The 2019 Equity Incentive Plan Trust (“Trust”) has been established to acquire, hold, administer, invest and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Company will contribute sufficient funds to the Trust so that the Trust can acquire 169,280 shares of common stock which will be held in the Trust subject to the restricted stock award vesting requirements. At September 30, 2019, there were 67,323 shares remaining to be acquired by the Trust. The 2019 Plan provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the 2019 Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the 2019 Plan.

The following table presents a summary of the activity in the Company’s restricted stock for the nine months ended September 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	161,320	13.40
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2019	161,320	$13.40

Fair value of vested shares	$—

The following table outlines the vesting schedule of the nonvested restricted stock awards as of September 30, 2019:

Year Ending December 31,	Number of Restricted Shares
2019	—
2020	32,264
2021	32,264
2022	32,264
2023	32,264
2024	32,264

161,320

The Company recorded compensation expense related to restricted stock awards of $108,973 and $165,828 during the three and nine months ended September 30, 2019, respectively. No compensation expense was recorded for the three and nine months ended September 30, 2018. As of September 30, 2019, there was $1,995,860 of total unrecognized compensation expense related to nonvested shares granted under the 2019 Plan. The cost is expected to be recognized over a weighted average period of 4.6 years.

Stock Options

Under the above 2019 Plan, stock options are granted to provide the Company’s directors and key employees with a proprietary interest in the Company as an as incentive to contribute to its success. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. The 2019 Plan participants will vest in their options at a rate no more rapid than 20% per year over a five year period, beginning one year after the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table

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

The fair value of options granted to date was determined using the following assumptions as of the grant date.

Expected Stock Price Volatility	17.08%
Expected Dividend Yield	0.00%
Expected Term (In Years)	7.0
Risk-Free Rate	2.30%
Fair Value of Options Granted	$3.35

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2019	—	$—
Granted	368,300	13.40	9.40
Vested	—		—
Forfeited	—		—

Outstanding at September 30, 2019	368,300	$13.40	9.40

Fair value of vested shares	$—

The Company recorded compensation expense related to stock options of $62,197 and $94,648 during the three and nine months ended September 30, 2019, respectively. No compensation expense was recorded for the three and nine months ended September 30, 2018 relating to stock options. As of September 30, 2019, there was $1,139,157 of total unrecognized compensation expense related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted average period of 4.6 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $14.00 at September 30, 2019, the options outstanding had an intrinsic value of $220,980.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plan
May 14 – 31, 2019	2,822	$13.69	2,822	166,458
June 1 – 30, 2019	33,135	$13.85	35,957	133,323
August 1 – 31, 2019	30,000	$13.69	65,957	103,323
September 1 – 30, 2019	36,000	$13.92	101,957	67,323

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 11.	Earnings Per Common Share

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

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$301,707	$324,212	$746,085	$796,828
Weighted average common shares outstanding - basic	3,927,296	3,893,440	3,927,296	3,893,440
Weighted average common shares outstanding - dilutive	3,943,080	3,893,440	3,943,080	3,893,440
Earnings per common share, basic and diluted	$0.08	$0.08	$0.19	$0.20

Note 12.	Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. These capital requirements were modified in 2013 with the Basel III capital rules, which establish a new comprehensive capital framework for U.S. banking organizations. The Bank became subject to the new rules on January 1, 2015, with a phase-in period for many of the new provisions which was fully phased in on January 1, 2019. As of September 30, 2019, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital to Risk Weighted Assets and of Tier 1 Capital to Average Assets. Management believes, as of September 30, 2019 and December 31, 2018, all applicable capital adequacy requirements have been met.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12.	Regulatory Capital Requirements (Continued)

The actual and required capital amounts and ratios of the Bank as of September 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	Actual		Minimum Regulatory Capital Ratios under Basel III		To Be Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of September 30, 2019:
Common equity tier 1 capital (to risk-weighted assets)	$41,205	30.24%	$8,857	≥6.50%	$8,857	≥6.50%
Total risk-based capital (to risk-weighted assets)	42,543	31.22%	13,627	≥10.0%	13,627	≥10.0%
Tier 1 capital (to risk-weighted assets)	41,205	30.24%	10,901	≥8.0%	10,901	≥8.0%
Tier 1 capital (to average assets)	41,205	18.87%	8,733	≥4.0%	10,916	≥5.0%
As of December 31, 2018:
Common equity tier 1 capital (to risk-weighted assets)	$39,871	29.67%	$8,566	≥6.375%	$8,734	≥6.50%
Total risk-based capital (to risk-weighted assets)	41,094	30.58%	13,269	≥9.875%	13,437	≥10.0%
Tier 1 capital (to risk-weighted assets)	39,871	29.67%	10,581	≥7.875%	10,749	≥8.0%
Tier 1 capital (to average assets)	39,871	18.45%	8,643	≥4.000%	10,804	≥5.0%

Note 13.	Fair Value Measurements

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and securities dare included within Level 2 of the hierarchy. As of September 30, 2019 and December 31, 2018 the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2019
Securities available for sale:
U.S. Government Agency and Federal Obligations	$—	$12,548,539	$—	$12,548,539
Residential mortgage-backed securities		27,722,181	—	27,722,181
Municipal Securities	—	1,542,249	—	1,542,249
December 31, 2018
Securities available for sale:
U.S. Government Agency and Federal Obligations	$—	$18,220,072	$—	$18,220,072
Residential mortgage-backed securities		17,744,986	—	17,744,986
Municipal Securities	—	1,482,365	—	1,482,365

Fair value measurements on a nonrecurring basis

Loans held for sale – The Bank’s loans held for sale are carried at the lower of cost or market. Fair value of loans held for sale is based upon outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models and are considered Level 2.

Impaired loans – The Bank measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2019 and December 31, 2018 the fair values consisted of loan balances of $2,817,109 and $1,286,793 that have been written down by $13,921 and $8,163, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of September 30, 2019 and December 31, 2018, the fair value of foreclosed real estate was estimated to be $845,000 and $865,000, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as Level 3.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13.	Fair Value Measurements (Continued)

	Level 1	Level 2	Level 3	Total
September 30, 2019
Loans held for sale	$—	$1,753,853	$—	$1,753,583
Impaired loans	—	—	2,803,188	2,803,188
Foreclosed real estate	—	—	845,000	845,000
December 31, 2018
Loans held for sale	$—	$211,107	$—	$211,107
Impaired loans	—	—	1,278,630	1,278,630
Foreclosed real estate	—	—	865,000	865,000

The following table presents quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018:

	Fair Value	Value Technique(s)	Unobservable Inputs	Range or Rate Used
September 30, 2019
Impaired loans	$2,803,188	Appraised value	Discount to reflect current market conditions	0.00%-15.20%
		Discounted cash flows	Discount rates	1.78%
Foreclosed real estate	$845,000	Appraised value	Discount to reflect current market conditions	10.11%
December 31, 2018
Impaired loans	$1,278,630	Appraised value	Discount to reflect current market conditions	0.00%-7.00%
		Discounted cash flows	Discount rates	4.55%
Foreclosed real estate	$865,000	Appraised value	Discount to reflect current market conditions	27.92%

The remaining financial assets and liabilities are not reported on the balance sheet at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value are as follows:

		Fair Value Measurements at September 30, 2019 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$10,153	$10,153	$—	$—	$10,153
Time deposits in other banks	8,680	—	8,881	—	8,881
Securities available for sale	41,813	—	41,813	—	41,813
Federal Home Loan Bank stock	279	—	279	—	279
Loans held for sale	—	—	—	—	—
Loans, net (1)	145,725	—	—	152,679	152,679
Foreclosed real estate	845	—	—	845	845
Accrued interest receivable	698	—	698	—	698
Financial liabilities:
Deposits	155,248	—	140,633	—	140,633

(1)	Carrying amount is net of unearned income and the allowance for loan losses.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13.	Fair Value Measurements (Continued)

		Fair Value Measurements at December 31, 2018 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents	$18,847	$18,847	$—	$—	$18,847
Time deposits in other banks	6,944	—	6,867	—	6,867
Securities available for sale	37,447	—	37,447	—	37,447
Federal Home Loan Bank stock	245	—	245	—	245
Loans held for sale	211	—	211	—	211
Loans, net (1)	142,320	—	—	141,563	141,563
Foreclosed real estate	865	—	—	865	865
Accrued interest receivable	696	—	696	—	696
Financial liabilities:
Deposits	153,750	—	136,090	—	136,090

(1)	Carrying amount is net of unearned income and the allowance for loan losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Overview

Management’s discussion and analysis of financial condition at September 30, 2019 and December 31, 2018 and results of operations for the three and nine months ended September 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item1, of this quarterly report on Form 10-Q.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may,” “will,” “anticipate,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

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

CBM Bancorp, Inc.

CBM Bancorp, Inc. is a Maryland corporation. Following the completion of the conversion, reorganization and offering, CBM Bancorp became the holding company for Chesapeake Bank of Maryland.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets. Total assets increased $2.4 million, or 1.11%, to $217.8 million at September 30, 2019 from $215.4 million at December 31, 2018. The increase in total assets was primarily due to a growth in time deposits in other banks, investment securities and loans funded by a decrease in interest-bearing deposits in other banks and growth in deposits, as discussed in more detail below.

Cash and Cash Equivalents. Cash and cash equivalents decreased $8.7 million, or 46.03%, to $10.2 million at September 30, 2019 from $18.9 million at December 31, 2018. The decrease was primarily the result of cash and cash equivalents being diverted to time deposits in other banks, investment securities and loans.

Time Deposits in Other Banks. Time deposits in other banks increased by $1.8 million, or 26.09%, to $8.7 million at September 30, 2019 from $6.9 million at December 31, 2018. This increase was due to investing in time deposits in other banks offset by maturities of time deposits in other banks.

Investment Securities. Investment securities increased $4.4 million, or 11.76%, to $41.8 million at September 30, 2019 from $37.4 million at December 31, 2018. The increase was due to purchases of $17.6 million offset by maturities, calls, and principal repayments of $13.9 million. At September 30, 2019 our investment securities were classified as available for sale.

Net Loans. Net loans increased $3.4 million, or 2.39%, to $145.7 million at September 30, 2019 from $142.3 million at December 31, 2018. Our one-to four-family loans increased $518,000, or 0.74%, to $70.8 million at September 30, 2019 from $70.2 million at December 31, 2018. Our construction and land development loans increased $857,000, or 10.41%, to $9.1 million at September 30, 2019 from $8.2 million at December 31, 2018. Our nonresidential loans increased $1.7 million, or 3.28%, to $53.6 million at September 31, 2019 from $51.9 million at December 31, 2018. Our commercial loans increased $1.4 million, or 26.42%, to $6.7 million at September 30, 2019 from $5.3 million at December 31, 2018. Our home equity loans and lines of credit decreased $658,000, or 8.72%, to $6.9 million at September 30, 2019 from $7.5 million at December 31, 2018.

Bank-owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that could be realized under the insurance policies at the balance sheet date. At September 30, 2019 and December 31, 2018, the aggregate cash surrender value of these policies were $4.7 million and $4.6 million, respectively.

Deposits. Deposits increased $1.5 million, or 0.98%, to $155.2 million at September 30, 2019 from $153.7 million at December 31, 2018. Our non-interest-bearing demand deposits increased $417,000, or 2.30%, to $18.5 million at September 30, 2019 from $18.1 million at December, 31, 2018. Our interest-bearing demand deposits increased $1.2 million, or 5.15%, to $24.5 million at September 30, 2018 from $23.3 million at December 31, 2018. Our certificates of deposit increased $2.6 million, or 3.44%, to $78.2 million at September 30, 2019 from $75.6 million at December 31, 2018. Our money market deposits decreased $1.6 million, or 13.56%, to $10.2 million at September 30, 2019 from $11.8 million at December 31, 2018. Our savings deposits decreased $1.1 million, or 4.42%, to $23.8 million at September 30, 2019 from $24.9 million at December 31, 2018.

Total Equity. Total equity increased by $421,000, or 0.70%, to $60.8 million at September 30, 2019 from $60.3 million at December 31, 2018. Factors relating to changes in stockholders’ equity include earnings of $746,000, an increase of $483,000 in other comprehensive income related to the interest fluctuations on the Company’s available for sale securities portfolio, an increase of $601,000 for the recording of stock-based compensation offset by the repurchase of $1.4 million in common stock relating to the 2019 Equity Incentive Plan.

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

	For the Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$143,787	$1,848	5.10%	$142,262	$1,704	4.75%
Federal funds sold and interest- bearing deposits in other banks	15,077	81	2.13%	28,959	133	1.82%
Time deposits in other banks	9,018	64	2.82%	4,685	25	2.12%
Investment securities	40,382	319	3.13%	10,171	65	2.54%
Federal Home Loan Bank stock	279	5	7.11%	245	4	6.48%

Total interest-earning assets	208,543	2,317	4.41%	186,322	1,931	4.11%
Non-interest-earning assets	10,016			9,288

Total assets	$218,559			$195,610

Interest bearing liabilities:
Interest-bearing demand	$24,361	$19	0.31%	$24,298	$13	0.22%
Money market	10,321	5	0.20%	12,403	7	0.21%
Savings	23,883	3	0.05%	25,478	3	0.05%
Certificates of deposit	78,080	341	1.73%	76,714	230	1.19%

Total interest-bearing liabilities	136,545	368	1.07%	138,893	253	0.72%

Non-interest-bearing liabilities	20,886			32,790

Total liabilities	157,531			171,683
Equity	61,028			23,927

Total liabilities and equity	$218,559			$195,610

Net interest income		$1,949			$1,678

Interest rate spread(1)			3.34%			3.39%
Net interest-earning assets(2)	$71,898			$47,429
Net interest margin(3)			3.71%			3.57%
Average interest-earning assets to average-interest bearing liabilities	152.62%			134.15%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$144,433	$5,401	5.00%	$140,151	$4,997	4.77%
Federal funds sold and interest- bearing deposits in other banks	14,915	249	2.23%	20,361	259	1.70%
Time deposits in other banks	8,097	173	2.86%	4,706	60	1.70%
Investment securities	40,670	951	3.13%	10,302	191	2.48%
Federal Home Loan Bank stock	270	13	6.44%	244	11	6.03%

Total interest-earning assets	208,385	6,787	4.35%	175,764	5,518	4.20%
Non-interest-earning assets	9,581			9,488

Total assets	$217,966			$185,252

Interest bearing liabilities:
Interest-bearing demand	$24,191	$50	0.28%	$25,215	$43	0.23%
Money market	10,840	17	0.21%	12,847	20	0.21%
Savings	24,647	9	0.05%	25,080	9	0.05%
Certificates of deposit	76,898	954	1.66%	76,089	625	1.10%

Total interest-bearing liabilities	136,576	1,030	1.01%	139,231	697	0.67%

Non-interest-bearing liabilities	20,420			23,433

Total liabilities	156,996			162,664
Equity	60,970			22,588

Total liabilities and equity	$217,966			$185,252

Net interest income		$5,757			$4,821

Interest rate spread(1)			3.35%			3.53%
Net interest-earning assets(2)	$71,809			$36,533
Net interest margin(3)			3.69%			3.67%
Average interest-earning assets to average-interest bearing liabilities	152.58%			126.24%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and September 30, 2018

General. Net income was $302,000 for the three months ended September 30, 2019 compared to $324,000 for the three months ended September 30, 2018. The decrease was due to an increase non-interest expense of $396,000, or 29.28%, to $1.7 million for the three months ended September 30, 2019 from $1.3 million for the three months ended September 30, 2018. The decrease was offset by an increase in net interest income after provision of $407,000, or 25.41%, to $2.0 million for the three months ended September 30, 2019 from $1.6 million for the three months ended September 30, 2018.

Interest Income. Interest and dividend income increased $386,000, or 19.99%, to $2.3 million for the three months ended September 30, 2019 from $1.9 million for the three months ended September 30, 2018. The increase in interest income was due primarily to the increase in average interest-earning assets for the three months ended September 30, 2019 compared to the average interest-earning assets for the three months ended September 30, 2018 as well as an increase in the average yield on earning assets for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Interest and fees on loans increased $145,000, or 8.51%, to $1.8 million for the three months ended September 30, 2019 from $1.7 million for the three months ended September 30, 2018. The increase was primarily due to an increase in the average balance of our loans as well as an increase in the average yield on our loans. Our average balance of loans increased $1.5 million, or 1.05%, to $143.8 million for the three months ended September 30, 2019 from $142.3 million for the three months ended September 30, 2018. Our average yield on loans increased 35 basis points to 5.10% for the three months ended September 30, 2019 from 4.75% for the three months ended September 30, 2018, as lower-yielding loans have been repaid or refinanced and replaced with higher-yielding loans as well as the collection of loan fees on loan relationships during the third quarter of 2019.

Interest and dividends on interest-bearing deposits in other banks, time deposits in other banks, and investments increased $241,000 to $469,\000 for the three months ended September 30, 2019 from $227,000 for the three months ended September 30, 2018. The average balances on interest-bearing deposits in other banks, time deposits in other banks and investments increased $20.7 million to $64.8 million for the three months ended September 30, 2019 from $44.1 million for the three months ended September 30, 2018 as this increase in the average balances was driven primarily by the net proceeds received from the stock offering. The average rate we earned on interest-bearing deposits in other banks, time deposits in other banks and investments increased 83 basis points to 2.87% for the three months ended September 30, 2019 from 2.04% for the three months ended September 30, 2018 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate increases as well as increases in interest rates on the purchases of higher yielding time deposits in other banks and increases in interest rates on the purchases of higher yielding investment securities.

Interest Expense. Interest expense increased $115,000, or 45.45%, to $368,000 for the three months ended September 30, 2019 from $253,000 for the three months ended September 30, 2018. Our average balance of interest-bearing liabilities decreased $2.3 million, or 1.66%, to $136.7 million for the three months ended September 30, 2019 from $138.9 million for the three months ended September 30, 2018. The decrease was due primarily to a reduction in balances of money market and savings accounts offset by an increase in our certificates of deposit. Our average rate paid on interest-bearing deposits increased 35 basis points to 1.07% for the three months ended September 30, 2019 from 0.72% for the three months ended September 30, 2018 primarily due to an increase in the average rate paid on certificates of deposit.

Net Interest Income. Net interest income increased $272,000, or 16.22%, to $1.9 million for the three months ended September 30, 2019 from $1.7 million for the three months ended September 30, 2018, primarily as the result of a higher balance of net interest-earning assets which represents total interest–earning assets, less total interest–bearing liabilities, offset by a lower net interest rate spread. Our average net interest-earning assets increased by $31.5 million to $71.9 million for the three months ended September 30, 2019 from $47.4 million for the three months ended September 30, 2018, due primarily to our growth in time deposits in other banks and investments described above. Our net interest rate spread decreased by 5 basis points to 3.34% for the three months ended September 30, 2019 from 3.39% for the three months ended September 30, 2018 and our net interest margin increased by 14 basis points to 3.71% for the three months ended September 30, 2019 from 3.57% for the three months ended September 30, 2018.

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

Provision for loan losses decreased by $135,000 to a reversal of the provision of $60,000 for the three months ended September 30, 2019 from a provision for loan losses for the three months ended September 30, 2018 of $75,000. We recorded net recoveries of $74,000 for the three months ended September 30, 2019 and net charge-offs of $50,000 for the three months ended September 30, 2018. Non-performing loans totaled $443,000 at September 30, 2019 compared to $1.0 million at September 30, 2018. The decrease of $592,000 in non-performing loans was primarily the result of a decrease of $416,000 in non-performing one-to four-family residential loans and a decrease of $124,000 in construction and land development loans. The decrease of $416,000 in one-to four-family residential loans was primarily the result of four loans from September 30, 2018 totaling $288,000 paying off by September 30, 2019 and one loan in the amount of $120,000 selling at foreclosure resulting in a charge-off of approximately $40,000. Our non-performing loans to total loans decreased to 0.30% at September 30, 2019 from 0.72% at September 30, 2018. We have provided for losses that are probable and reasonably estimable at September 30, 2019.

Non-interest Income. Non-interest income decreased by $22,000, or 12.43%, to $155,000 for the three months ended September 30, 2019 from $177,000 for the three months ended September 30, 2018. The decrease was primarily due to the decrease of $10,000 on income from bank-owned life insurance to $58,000 for the three months ended September 30, 2019 from $68,000 for the three months ended September 30, 2018 and a decrease of $14,000 in gain on sale of loans to $30,000 for the three months ended September 30, 2019 from $44,000 for the three months ended September 30, 2018.

Non-interest Expense. Non-interest expense increased by $396,000, or 29.28%, to $1.7 million for the three months ended September 30, 2019 from $1.3 million for the three months ended September 30, 2018. Salaries, director fees and employee benefits increased $312,000, or 38.47%, to $1.1 million for the three months ended September 30, 2019 from $811,000 for the three months ended September 30, 2018 due primarily to the recording of $340,000 in stock-based compensation expense relating to the ESOP and 2019 Equity Incentive Plan. Professional fees increased $74,000, or 112.12%, to $140,000 for the three months ended September 30, 2019 from $66,000 for the three months ended September 30, 2018 primarily due to increased consulting fees relating to information technology system enhancements and the increased expenses relating to reporting requirements associated with the Company’s public company status. FDIC premiums and regulatory assessments decreased $13,000, or 40.63%, to $19,000 for the three months ended September 30, 2019 from $32,000 for the three months ended September 30, 2018 primarily due to the FDIC awarding small banks credits for a portion of their assessment during the third quarter of 2019. Other operating expenses increased by $27,000, or 16.77%, to $188,000 for the three months ended September 30, 2019 from $161,000 for the three months ended September 30, 2018 primarily due to an increase in insurance costs as well as an increase in software maintenance costs.

Income Tax Expense. Income tax expense increased by $11,000, or 10.38%, to $117,000 for the three months ended September 30, 2019 from $106,000 for the three months ended September 30, 2018. The effective tax rate was 27.94% and 24.62% for the three months ended September 30, 2019 and 2018, respectively. The increase in tax expense was the result of a decrease in nontaxable income for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 as well as the increase in nondeductible compensation expenses relating to the 2019 Equity Incentive Plan.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and September 30, 2018

General. Net income was $746,000 for the nine months ended September 30, 2019 compared to $797,000 for the nine months ended September 30, 2018. The decrease was due primarily to an increase in non-interest expense and a decrease in non-interest income. The decrease was offset by an increase in net interest income and a decrease in provision for loan losses. Non-interest expenses increased by $1.0 million or 25.00%, to $5.0 million for the nine months ended September 30, 2019 compared to $4.0 million for the nine months ended September 30, 2018. Non-interest income decreased $122,000, or 25.74%, to $352,000 for the nine months ended September 30, 2019 compared to $474,000 for the nine months ended September 30, 2018. Net interest income increased $1.0 million, or 20.83%, to $5.8 million for the nine months ended September 30, 2019 from $4.8 million for the nine months ended September 30, 2018. The provision for loan losses decreased by $135,000 to $90,000 for the three months ended September 30, 2019 from $225,000 for the three months ended September 30, 2018.

Interest Income. Interest and dividend income increased $1.3 million, or 23.64%, to $6.8 million for the nine months ended September 30, 2019 from $5.5 million for the nine months ended September 30, 2018. The increase in interest income was due primarily to the increase in average interest-earning assets for the nine months ended September 30, 2019 compared to the average interest earnings assets for the nine months ended September 30, 2018 offset by a decrease in the net interest spread for the nine months September 30, 2019 compared to the nine months ended September 30, 2018.

Interest and fees on loans increased $404,000, or 8.08%, to $5.4 million for the nine months ended September 30, 2019 from $5.0 million for the nine months ended September 30, 2018. The increase was primarily due to an increase in the average balance of our loans as well as an increase in the average yield on our loans. Our average balance of loans increased $4.2 million, or 3.00%, to $144.4 million for the nine months ended September 30, 2019 from $140.2 million for the nine months ended September 30, 2018. Our average yield on loans increased 23 basis points to 5.00% for the nine months ended September 30, 2019 from 4.77% for the nine months ended September 30, 2018, as lower-yielding loans have been repaid or refinanced and replaced with higher-yielding loans as well as the collection of nonaccrual interest and fees on past due loan relationships that were resolved in the nine months ended September 30, 2019.

Interest and dividends on interest-bearing deposits in other banks, time deposits in other banks, and investments increased $865,000 to $1.4 million for the nine months ended September 30, 2019 from $521,000 for the nine months ended September 30, 2018. The average balances on interest-bearing deposits in other banks, time deposits in other banks and investments increased $28.4 million to $64.0 million for the nine months ended September 30, 2019 from $35.6 million for the nine months ended September 30, 2018. The average rate we earned on interest-bearing deposits in other banks, time deposits in other banks and investments increased 94 basis points to 2.90% for the nine months ended September 30, 2019 from 1.96% for the nine months ended September 30, 2018 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate increases as well as increases in interest rates on the purchases of higher yielding time deposits in other banks and increases in interest rates on the purchases of higher yielding investment securities.

Interest Expense. Interest expense increased $333,000, or 47.78%, to $1.0 million for the nine months ended September 30, 2019 from $697,000 for the nine months ended September 30, 2018. Our average balance of interest-bearing liabilities decreased $2.6 million, or 1.87%, to $136.6 million for the nine months ended September 30, 2019 from $139.2 million for the nine months ended September 30, 2018. Our average rate paid on interest-bearing deposits increased 34 basis points to 1.01% for the nine months ended September 30, 2019 from 0.67% for the nine months ended September 30, 2018 primarily due to an increase in the average rate paid on certificates of deposit.

Net Interest Income. Net interest income increased $1.0 million, or 20.83%, to $5.8 million for the nine months ended September 30, 2019 from $4.8 million for the nine months ended September 30, 2018, primarily as the result of a higher balance of net interest-earning assets, which represents total interest–earning assets, less total interest–bearing liabilities offset by a lower net interest rate spread. Our average net interest-earning assets increased by $35.3 million to $71.8 million for the nine months ended September 30, 2019 from $36.5 million for the nine months ended September 30, 2018. Our net interest rate spread decreased by 18 basis points to 3.35% for the nine months ended September 30, 2019 from 3.53% for the nine months ended September 30, 2018 and our net interest margin increased by two basis points to 3.69% for the nine months ended September 30, 2019 from 3.67% for the nine months ended September 30, 2018.

Provisions for Loan Losses. Provision for loan losses decreased by $135,000 to $90,000 for the nine months ended September 30, 2019 from $225,000 for the nine months ended September 30, 2018. We recorded net recoveries of $25,000 for the nine months ended September 30, 2019 and recorded net charge-offs of $72,000 for the nine months ended September 30, 2018. Non-performing loans totaled $443,000 at September 30, 2019 compared to $1.0 million at September 30, 2018. The decrease of $592,000 in non-performing loans was primarily the result of a decrease of $416,000 in non-performing one-to four-family residential loans and a decrease of $124,000 in construction and land development loans. The decrease of $416,000 in one-to four-family residential loans was primarily the result of four loans from September 30, 2018 totaling $288,000 paying off by September 30, 2019 and one loan in the amount of $120,000 selling at foreclosure resulting in a charge-off of approximately $40,000. Our non-performing loans to total loans decreased to 0.30% at September 30, 2019 from 0.72% at September 30, 2018. We have provided for losses that are probable and reasonably estimable at September 30, 2019.

Non-interest Income. Non-interest income decreased by $122,000, or 25.74%, to $352,000 for the nine months ended September 30, 2019 from $474,000 for the nine months ended September 30, 2018. The decrease was primarily due to a decrease of $9,000 on service fees on deposit accounts to $92,000 for the nine months ended September 30, 2019 from $101,000 for the nine months ended September 30, 2018, a decrease of $13,000 in income from bank-owned life insurance to $96,000 for the nine months ended September 30, 2019 from $109,000 for the nine months ended September 30, 2018 and a decrease of $104,000 in gain on sale of loans to $64,000 for the nine months September 30, 2019 from $168,000 for the nine months ended September 30, 2018.

Non-interest Expense. Non-interest expense increased by $1 million, or 25.00%, to $5.0 million for the nine months ended September 30, 2019 from $4.0 million for the nine months ended September 30, 2018. Salaries, director fees and employee benefits increased $666,000, or 27.75%, to $3.1 million for the nine months ended September 30, 2019 from $2.4 million for the nine months ended September 30, 2018 due primarily to the recording of $601,000 in stock-based compensation expense relating to the ESOP and 2019 Equity Incentive Plan. Professional fees increased $201,000, or 89.73%, to $425,000 for the nine months ended September 30, 2019 from $224,000 for the nine months ended September 30, 2018 primarily due to increased consulting fees relating to information technology system enhancements, the increased expenses relating to reporting requirements associated with the Company’s public company status offset by a recovery of legal fee expenses relating to past due loan relationships that were resolved in the nine months ended September 2019. FDIC premiums and regulatory assessments decreased $17,000, or 18.09% to $77,000 for the nine months ended September 30, 2019 from $94,000 for the nine months ended September 30, 2018 primarily due to the FDIC awarding small banks assessment credits for a portion of their assessments during the third quarter of 2019. Provision for losses and costs on foreclosed real estate increased by $22,000 to $33,000 for the nine months ended September 30, 2019 from $11,000 for the nine months ended September 30, 2018 primarily due to a writedown in the valuation of the foreclosed real estate to its current fair market value. Other operating expenses increased by $109,000, or 23.90%, to $565,000 for the nine months ended September 30, 2019 from $456,000 for the nine months ended September 30, 2018 primarily due to an increase in insurance costs as well as an increase in software maintenance costs.

Income Tax Expense. Income tax expense decreased by $9,000, or 3.47%, to $268,000 for the nine months ended September 30, 2019 from $259,000 for the nine months ended September 30, 2018. The effective tax rate was 26.44% and 24.56% for the nine months ended September 30, 2019 and 2018, respectively. The increase in tax expense was the result of a decrease in nontaxable income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, as well as the increase in nondeductible compensation expenses relating to the 2019 Equity Incentive Plan.

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

The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2019.

We monitor and adjust our investments in liquid assets based upon our assessments of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset liability management program. Excess liquid assets are invested generally in interest-earning deposits and short and intermediate securities.

Our most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $10.2 million, which included, $684,000 in cash and due from banks and interest-bearing deposits in other banks of $9.5 million. Time deposits in other banks and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $8.7 million and $41.8 million, respectively at September 30, 2019.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was ($184,000) and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay-downs on mortgage-backed securities was $8.8 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts, issuance of common stock and repurchases of common stock was $306,000 and $38.9 million for the nine months ended September 30, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2019 totaled $28.2 million, or 18.17%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2019, Chesapeake Bank of Maryland exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Historical and Pro Forma Regulatory Capital Compliance.”

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2019, we had outstanding commitments to originate loans of $23.0 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

Item 1A –	Risk Factors

Not required for smaller reporting companies.

Item 2 –	Unregistered Sales of Equity Securities and Use or Proceeds

For information regarding stock repurchases during the quarter ended September 30, 2019, see Note 10 of Notes to Consolidated Financial Statements which is incorporated by reference.

Item 3 –	Defaults Upon Senior Securities

None

Item 4 –	Mine Safety Disclosures

Not applicable

Item 5 –	Other Information

None

Item 6 –	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBM BANCORP, INC.

Dated: November 14, 2019	By:	/s/ Joseph M. Solomon
Joseph M. Solomon
President
(principal executive officer)

Dated: November 14, 2019	By:	/s/ Jodi L. Beal
Jodi L. Beal
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)