Form 10-K
period 2019-12-31
CBM BANCORP, INC.
filed 2020-03-27
CIK 1742089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                    .

001-38680

(Commission File No.)

CBM BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	83-1095537
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2001 East Joppa Road, Baltimore, Maryland	21234
(Address of Principal Executive Offices)	(Zip Code)

410-665-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market, LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the common stock of $13.80 as of June 30, 2019 was $58,401,600.

As of March 24, 2020, the number of shares of common stock outstanding was 3,873,242.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

general economic conditions, either nationally or in our market area, including employment prospects, real estate values and conditions, that are worse than expected, and adverse effects from the recent Coronavirus (“COVID-19”);

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

	At December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
One- to four-family	$74,655	46.69%	$70,198	48.86%
Home equity loans and lines of credit	7,488	4.68%	7,547	5.25%
Construction and land development	9,261	5.79%	8,232	5.73%
Nonresidential	61,013	38.17%	51,905	36.14%

Total real estate loans	152,417	95.33%	137,882	95.98%

Other loans:
Commercial	6,946	4.34%	5,251	3.65%
Consumer	523	0.33%	529	0.37%

Total other loans	7,469	4.67%	5,780	4.02%

Total loans	159,886	100.00%	143,662	100.00%

Net loan origination fees and costs	(262)		(154)
Allowance for loan losses	(1,379)		(1,188)

Total loans, net	$158,245		$142,320

	At December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
One- to four-family	$67,192	47.92%	$65,175	52.03%
Home equity loans and lines of credit	9,540	6.80%	11,521	9.20%
Construction and land development	9,333	6.66%	10,475	8.36%
Nonresidential	48,969	34.93%	35,754	28.55%

Total real estate loans	135,034	96.31%	122,925	98.14%

Other loans:
Commercial	4,604	3.28%	1,805	1.44%
Consumer	577	0.41%	525	0.42%

Total other loans	5,181	3.69%	2,330	1.86%

Total loans	140,215	100.00%	125,255	100.00%

Net loan origination fees and costs	(130)		(48)
Allowance for loan losses	(1,038)		(681)

Total loans, net	$139,047		$124,526

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2019. Demand loans, having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	At December 31, 2019
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
	(In thousands)
Amounts due in:
One year or less	$2,267	$7	$4,647	$3,248
After one year through two years	395	17	1,039	3,320
After two years through three years	213	233	2,465	3,465
After three years through five years	3,128	231	903	11,886
After five years through ten years	5,271	1,128	207	28,742
After ten years through fifteen years	7,402	1,764	—	5,729
After fifteen years	55,979	4,108	—	4,623

Total	$74,655	$7,488	$9,261	$61,013

	Commercial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$555	$51	$10,775
After one year through two years	231	46	5,048
After two years through three years	1,416	108	7,900
After three years through five years	731	299	17,178
After five years through ten years	2,664	19	38,031
After ten years through fifteen years	1,349	—	16,244
After fifteen years	—	—	64,710

Total	$6,946	$523	$159,886

The following table sets forth our fixed and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed Rates	Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$69,185	$3,203	$72,388
Home equity loans and lines of credit	653	6,828	7,481
Construction and land development	4,111	503	4,614
Nonresidential	41,539	16,226	57,765
Other loans:
Commercial	6,391	—	6,391
Consumer	444	28	472

Total loans	$122,323	$26,788	$149,111

One- to Four-Family Residential Real Estate. Our one- to four-family residential real estate portfolio consists of residential mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. A portion of our one- to four-family residential real estate lending activity consists of the origination of first mortgage loans secured by one- to four-family non-owner occupied residential properties. Our one- to four-family residential real estate portfolio also includes construction loans to individuals that convert to a permanent mortgage at the end of the construction phase. At December 31, 2019, we had $74.7 million of loans secured by one- to four-family residential real estate, representing 46.69% of our total loan portfolio, of which $10.1 million, or 13.52%, were secured by one- to four-family non-owner occupied residential real estate. Of the $74.7 million in loans secured by one- to four-family residential real estate, $6.2 million, or 8.30%, were construction permanent loans. In addition, at December 31, 2019, we had $1.7 million of one- to four-family residential mortgages held for sale. We primarily originate fixed-rate one- to four-family residential real estate loans, but depending on market conditions and borrower preferences, we also offer adjustable-rate loans. At December 31, 2019, 94.11% of our one- to four-family residential real estate loans were fixed-rate loans, and 5.89% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to FNMA (Federal National Mortgage Association) or FHLMC (Federal Home Loan Mortgage Corporation) guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits, which as of December 31, 2019 was generally $484,500 for single-family homes in our market area. We typically sell a portion of our fixed-rate conforming loans on a servicing-released basis. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans,” that we retain in our portfolio. Jumbo loans that we originate typically have 10 to 30 years terms and maximum loan-to-value ratios of 80%. We also offer FHA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA and VA guidelines.

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

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, both of which are secured by either first mortgages or second mortgages on one- to four-family residences. At December 31, 2019, outstanding home equity loans and lines of credit totaled $7.5 million, or 4.68% of total loans outstanding.

The underwriting standards utilized for home equity loans and lines of credit include a title review, the recordation of a lien, a determination of the applicant’s ability to satisfy existing debt obligations and payments on the proposed loan, and the value of the collateral securing the loan. The loan-to-value ratios for our home equity loans and our home equity lines of credit are generally limited to 75% when combined with the first security lien, if applicable. Home equity loans are offered with fixed rates of interest and terms up to 20 years. At December 31, 2019, home equity loans totaled $1.7 million. Our home equity lines of credit generally have 20-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate. At December 31, 2019, home equity lines of credit totaled $5.8 million.

Construction and Land Development. We originate construction loans to local developers and contractors to finance the construction of one- to four-family residential properties, and nonresidential real estate and multi-family properties. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential construction for the purchase of developed lots and the construction of single-family residences. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2019, our construction and land development loans total $9.3 million, representing 5.79% of our total loan portfolio, and included $5.0 million of land loans.

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

Nonresidential Real Estate. We offer nonresidential mortgage loans secured by nonresidential real estate, such as retail and office buildings, as well as loans secured by multi-family properties. Our nonresidential real estate portfolio also includes construction loans that convert to permanent mortgages at the end of the construction phase. At December 31, 2019, we had $61.0 million in nonresidential mortgages, representing 38.17% of our total loan portfolio and included $8.3 million of multifamily loans and $628,000 in construction permanent loans. Excluding multifamily loans and construction permanent loans, $16.9 million of our nonresidential real estate portfolio was owner-occupied real estate and $35.2 million was secured by income producing, or non-owner occupied real estate.

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

Commercial. We originate commercial term loans and lines of credit to a variety of small and medium sized businesses in our market area. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2019, commercial loans were $7.0 million, or 4.34% of our total loan portfolio.

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

Consumer. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of loans secured by deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2019, consumer loans were $523,000, or 0.33% of our total loan portfolio.

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

	Year Ended December 31,
	2019	2018
	(In thousands)
Total loans at beginning of year:	$143,662	$140,215
Loans originated:
Real estate loans:
One-to four-family	28,741	17,991
Home equity loans and lines of credit	1,286	452
Construction and land development	3,017	1,073
Nonresidential	19,037	10,946
Other loans:
Commercial	2,660	607
Consumer	424	232

Total loans originated:	55,165	31,301

Loan sales and loan principal repayments:
Loan sales:
One-to four-family	(8,867)	(8,322)
Principal repayments	(30,074)	(19,532)

Net loan activity	16,224	3,447

Total loans at end of year	$159,886	$143,662

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral.”) This 15% of unimpaired capital and surplus was approximately $6.5 million as of December 31, 2019. At December 31, 2019 our largest credit relationship totaled $5.8 million, consisting of three nonresidential loans secured by income-producing commercial real estate.

Loan Approval Procedures and Authority. Our lending is subject to written policies, underwriting standards and operating procedures. Decisions on the loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain and property valuations, consistent with our appraisal policy. The appraisals are prepared by outside independent licensed appraisers approved by the board of directors. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of nonresidential real estate loans, we also review projected income, expenses and the viability of the project being financed. When applicable, rent rolls, leases and contingent liabilities are received. The Board of Directors establishes and approves the members of the Loan Committee, our loan policies as well as our lending limits. The Board of Directors has granted loan approval authority to certain senior officers up to prescribed limits not exceeding $500,000 depending on the officer’s experience and loan type. Generally, loans in excess of $500,000 but not greater than $750,000 require approval of both our Chief Credit Officer and the Chief Lending Officer. Loans in excess of $750,000 but not greater than $1.5 million require approval of the Management Loan Committee. Loans in excess of $1.5 million require approval of the Board Loan Committee. Any loan that involves an exception to loan policy must be authorized by the next higher level of loan authority. Exceptions to loan policy are reported to the Board of Directors quarterly. We require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

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

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	December 31,
	2019			2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One-to four-family	$220	$—	$338	$101	$158	$344
Home equity loans and lines of credit	169	—	76	36	—	48
Construction and land development	—	—	—	87	—	—
Nonresidential	—	—	76	—	—	484
Other loans:
Commercial	32	—	—	—	—	—
Consumer	25	—	—	—	—	—

Total	$446	$—	$490	$224	$158	$876

	December 31,
	2017			2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One-to four-family	$9	$—	$706	$166	$—	$106
Home equity loans and lines of credit	12	104	—	32	—	—
Construction and land development	—	—	123	—	—	—
Nonresidential	1,023	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—
Consumer	1	—	—	2		—

Total	$1,045	$104	$829	$200	$—	$106

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $0, $120,000, $230,000 and $0 at December 31, 2019, 2018, 2017 and 2016, respectively.

	At December 31,
	2019	2018	2017	2016
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$338	$585	$706	$168
Home equity loans and lines of credit	76	85	49	—
Construction and land development	76	87	123	—
Nonresidential	—	484	—	—
Other loans:
Commercial	—	—	—	—
Consumer	—	—	—	—

Total non-accrual loans	490	1,241	878	168
Foreclosed real estate	845	865	865	1,440

Total non-performing assets	$1,335	$2,106	$1,743	$1,608

Accruing troubled debt restructured loans:
Real estate loans:
One- to four-family	$—	$—	$—	$341
Home equity loans and lines of credit	40	46	—	18
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Other loans:
Commercial	—	—	—	—
Consumer	—	—	—	—

Total accruing troubled debt restructured loans	40	46	—	359

Total non-performing assets and accruing troubled debt restructured loans and total non-performing assets	$1,374	$2,152	$1,743	$1,967

Total non-performing loans to total loans	0.31%	0.86%	0.63%	0.13%
Total non-performing assets to total assets	0.61%	0.98%	0.98%	0.92%
Total non-performing assets and accruing troubled debt restructured loans to total assets debt restructured loans to total assets	0.62%	1.00%	0.98%	1.13%

Interest income that would have been recorded for the years ended December 31, 2019 and 2018 had non-accruing loans been current according to their original terms amounted to $18,000 and $36,000, respectively. We recognized $15,000 and $56,000 of interest income for these loans for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, there were no loans not disclosed in the above table, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

On the basis of this review of our assets, our classified and special mention assets, which includes foreclosed real estate, at the dates indicated were as follows:

	At December 31,
	2019	2018	2017	2016
	(In thousands)
Substandard assets	$3,633	$2,106	$2,305	$4,297
Doubtful assets	—	—	—	—
Loss assets	—	—	—	—

Total classified assets	$3,633	$2,106	$2,305	$4,297

Special mention assets	$461	$2,546	$972	$438

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2019	2018	2017	2016
	(In thousands)
Allowance at the beginning of the year	$1,188	$1,038	$681	$803
Charge-offs:
Real estate loans:
One- to four-family	90	88	19	8
Home equity loans and lines of credit	—	12	—	18
Construction and land development	11	—	657	—
Nonresidential	—	335	—	35
Other loans:
Commercial	—	—	—	—
Consumer	—	6	2	1

Total charge-offs	101	441	678	62

Recoveries:
Real estate loans:
One- to four-family	—	8	6	—
Home equity loans and lines of credit	2	—	—	1
Construction and land development	—	8	—	—
Nonresidential	115	—	—	—
Other loans:
Commercial	—	—	—	—
Consumer	—	—	4	1

Total recoveries	117	16	10	2

Net (recoveries) charge-offs	(16)	425	668	60
Provision for (reversal of) loan losses	175	575	1,025	(62)

Allowance for loan losses to end of period	$1,379	$1,188	$1,038	$681

Ratios:
Net (recoveries) charge-offs to average loans outstanding	(0.01)%	0.30%	0.48%	0.05%
Allowance for loan losses to non-performing loans	281.43%	95.73%	118.22%	405.36%
Allowance for loan losses to total loans	0.86%	0.83%	0.74%	0.54%

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

	At December 31,
	2019			2018
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four family	$332	24.08%	46.69%	$245	20.62%	48.86%
Home equity loans and lines of credit	63	4.57%	4.68%	69	5.81%	5.25%
Construction and land development	179	12.98%	5.79%	185	15.57%	5.73%
Nonresidential	683	49.52%	38.17%	626	52.70%	36.14%
Other loans:
Commercial	56	4.06%	4.34%	29	2.44%	3.65%
Consumer	7	0.51%	0.33%	7	0.59%	0.37%

Total allocated allowance	1,320	95.72%	100.00%	1,161	97.73%	100.00%
Unallocated	59	4.28%	—	27	2.27%	—

Total	$1,379	100.00%	100.00%	$1,188	100.00%	100.00%

	At December 31,
	2017			2016
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four family	$238	22.93%	47.92%	$74	10.87%	52.03%
Home equity loans and lines of credit	83	8.00%	6.80%	91	13.36%	9.20%
Construction and land development	173	16.67%	6.66%	309	45.37%	8.36%
Nonresidential	447	43.06%	34.93%	100	14.68%	28.55%
Other loans:
Commercial	44	4.24%	3.28%	55	8.08%	1.44%
Consumer	16	1.54%	0.41%	13	1.91%	0.42%

Total allocated allowance	1,001	96.44%	100.00%	642	94.27%	100.00%
Unallocated	37	3.56%	—	39	5.73%	—

Total	$1,038	100.00%	100.00%	$681	100.00%	100.00%

At December 31, 2019, our allowance for loan losses represented 0.86% of total loans and 281.43% of nonperforming loans. The allowance for loan losses increased to $1.4 million at December 31, 2019 from $1.2 million at December 31, 2018. There were $16,000 in net loan recoveries for the year ended December 31, 2019 and $425,000 in net loan charge-offs during the year December 31, 2018. The difference in net recoveries during the year ended December 31, 2019 compared to net charge-offs for the year ended December 31, 2018 was primarily attributed to a charge-off during December 31, 2018 in the amount of $335,000 and a subsequent recovery during December 31, 2019 in the amount of $115,000 relating to one nonresidential loan relationship for which we have no additional exposure.

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

	At December 31,
	2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and Federal Agency obligations	$9,472	$9,544	$18,264	$18,220
Residential mortgage-backed securities	25,416	26,011	17,638	17,745
Municipal securities	1,505	1,536	1,506	1,482

Total securities available for sale	$36,393	$37,091	$37,408	$37,447

	At December 31,
	2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and Federal Agency obligations	$5,499	$5,424	$4,000	$3,918
Municipal securities	1,507	1,500	—	—

Total securities available for sale	$7,006	$6,924	$4,000	$3,918

Securities held to maturity:
Residential mortgage-backed securities	$3,323	$3,507	$4,321	$4,579

Total securities held to maturity	$3,323	$3,507	$4,321	$4,579

At December 31, 2019, all of our securities were classified as available for sale, which is carried at fair value, totaled $37.1 million, or 16.83% of total assets. We also held $5.2 million in interest-bearing deposits at other banks, $7.9 million in time deposits in other banks and $300,000 of stock in the Federal Home Loan Bank of Atlanta at December 31, 2019.

United States Government and Federal Agency Obligations. While United States Government and Federal Agency obligations generally provide lower yields than other investments in the securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments. At December 31, 2019, U.S. Government and Federal Agency obligations consisted of fixed-rate Treasury securities, and fixed-rate Federal Home Loan Bank, Farm Credit Bank and Fannie Mae securities. At December 31, 2019, our United States Government and Federal Agency obligations totaled $9.5 million.

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

Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. At December 31, 2019, residential mortgage-backed securities totaled $26.0 million and consisted of $25.8 million in fixed-rate securities and $220,000 in variable-rate securities.

Municipal Securities. We have invested in municipal securities which have a higher yield than U.S. Government and Federal Agency obligations in order to improve the yield of the securities portfolio. Municipal securities generally involve more credit risk than U.S. Government and Federal Agency securities which have the explicit or implicit backing of the federal government. The market for municipal securities is also more limited than that for U.S. Government and Federal Agency obligations. Under our investment policy, municipal securities must be rated “AA” by at least one nationally recognized rating agency in order to be considered for investment. At December 31, 2019, our municipal securities consisted of $1.5 million of taxable fixed-rate municipal revenue bonds.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2019, are summarized in the following table. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government and Federal Agency obligations	$1,000	1.35%	$8,472	2.62%	$—	—%	$—	—	$9,472	$9,544	2.49%
Residential mortgage-backed securities	—	—	35	4.54%	3,283	3.37%	22,097	2.85%	25,415	26,011	2.92%
Municipal securities	—	—	1,002	2.37%	503	2.96%	—	—	1,505	1,536	2.56%

Total securities available for sale	$1,000	1.35%	$9,509	2.60%	$3,786	3.31%	$22,097	2.85%	$36,392	$37,091	2.79%

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

	At December 31,
	2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing demand	$24,104	15.54%	0.29%	$24,725	15.91%	0.23%
Money market	10,650	6.87%	0.21%	12,629	8.12%	0.21%
Savings	24,632	15.88%	0.05%	24,939	16.05%	0.05%
Certificates of deposit	77,258	49.82%	1.68%	76,041	48.92%	1.16%

Interest-bearing deposits	136,644	88.11%		138,334	89.00%
Non-interest bearing demand	18,439	11.89%	—	17,102	11.00%	—

Total deposits	$155,083	100.00%	1.03%	$155,436	100.00%	0.71%

	At December 31,
	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing demand	$24,035	15.61%	0.22%	$22,228	14.86%	0.23%
Money market	13,556	8.81%	0.21%	14,000	9.36%	0.21%
Savings	24,226	15.74%	0.05%	22,041	14.73%	0.05%
Certificates of deposit	75,031	48.74%	0.93%	74,808	49.99%	0.87%

Interest-bearing deposits	136,848	88.90%		133,077	88.94%
Non-interest bearing demand	17,085	11.10%	—	16,542	11.06%	—

Total deposits	$159,933	100.00%	0.58%	$149,619	100.00%	0.56%

At December 31, 2019, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $46.0 million. The following table sets forth the maturity of these certificates as of December 31, 2019.

December 31, 2019
(In thousands)
Maturity period:
Three months or less	$3,218
Over three through six months	3,237
Over six through twelve months	6,225
Over twelve months	33,320

Total	$46,000

At December 31, 2019, certificates of deposit equal to or greater than $250,000 totaled $14.1 million of which $2.4 million matures on or before December 31, 2020.

The following table sets forth all of our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2019	2018	2017	2016
	(In thousands)
Interest Rate Range:
0.01 – 0.99%	$17,296	$20,217	$25,240	$29,976
1.00 – 1.99%	27,632	36,031	46,972	44,573
2.00 – 2.99%	28,546	16,142	2,817	228
3.00 – 3.99%	4,869	3,237	7	44

Total	$78,343	$75,627	$75,036	$74,821

The following table sets forth by interest rate ranges information concerning the maturities of our certificates of deposit as of December 31, 2019.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate Range:
0.01 – 0.99%	$10,329	$2,219	$1,361	$3,387	$17,296	22.08%
1.00 – 1.99%	12,632	5,912	6,887	2,201	27,632	35.27%
2.00 – 2.99%	4,418	11,657	5,283	7,188	28,546	36.44%
3.00 – 3.99%	—	1,455	710	2,704	4,869	6.21%

Total	$27,379	$21,243	$14,241	$15,480	$78,343	100.00%

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

At December 31, 2019 and 2018, we were permitted to borrow up to an aggregate total of $54.4 million and $44.5 million, respectively, from the Federal Home Loan Bank of Atlanta. There were $2.5 million in borrowings outstanding with the Federal Home Loan Bank at December 31, 2019. There were no Federal Home Loan Bank borrowings outstanding at December 31, 2018. Additionally, we had credit availability of $2,000,000 with a correspondent bank for short-term liquidity needs, if necessary. There were no borrowings outstanding at December 31, 2019 and 2018 under this facility.

The following table shows certain information regarding Federal Home Loan Bank advances at or for the dates indicated:

	For the Years Ended December 31,
	2019	2018	2017	2016
	(Dollars in thousands)
Balance at end of period	$2,500	$—	$—	$—
Average balance during the period	103	—	1,584	—
Maximum balance outstanding at any month-end during the period	2,500	—	6,000	—
Weighted average interest rate at end of period	1.78%	—	—	—
Weighted average interest rate during period	1.79%	—	1.26%	—

Subsidiaries

CBM Bancorp has no subsidiaries other than Chesapeake Bank of Maryland.

Personnel

At December 31, 2019, Chesapeake Bank of Maryland had 41 full-time employees and seven part-time employees, none of whom was a party to a collective bargaining agreement.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Chesapeake Bank of Maryland was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Chesapeake Bank of Maryland is permitted to use the reserve method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2019, Chesapeake Bank of Maryland had $1.5 million of reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Chesapeake Bank of Maryland failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2019, our total federal pre-1988 base year reserve was approximately $1.5 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Chesapeake Bank of Maryland makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. For tax years beginning before December 31, 2017, the Internal Revenue Code imposed an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Under the Tax Cuts and Jobs Act (the “Act”), for tax years beginning after December 31, 2017, the alternative minimum tax applicable to corporations is repealed. In addition, for tax years beginning after December 31, 2017 and ending before January 1, 2022, any alternative minimum tax credits are refundable in an amount equal to 50% (100% for tax years beginning in 2021) of the excess of the minimum tax credits for the tax year, over the amount of the credit allowable for the year against regular tax liability. Certain alternative minimum tax payments may be used as credits against regular tax liabilities in future years. At December 31, 2019, CBM Bancorp had no alternative minimum tax payments available to carry forward to future periods.

Net Operating Loss Carryforwards. As a result of the Act generally, a company may carry net operating losses forward indefinitely. At December 31, 2019, CBM Bancorp had no federal net operating loss carryforwards.

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

Net Operating Loss Carryforwards. As a result of the Act generally, a company may carry net operating losses forward indefinitely. As of December 31, 2019, the Company and Chesapeake Bank of Maryland had no net operating loss carryforwards for state income tax purposes.

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

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was enacted to modify or remove certain financial reform rules and regulations, including certain of those implemented under the Dodd-Frank Act. While the 2018 statute maintains most of the regulatory structure established by the Dodd-Frank Act, it amends some aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Certain of these changes could result in meaningful regulatory changes for community banks and their holding companies, such as Chesapeake Bank of Maryland and CBM Bancorp.

The EGRRCPA, among its other provisions, expands the definition of qualified mortgages that may be held by a financial institution and provides certain regulatory relief regarding such matters as call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans. The EGRRCPA also simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements, and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. See “– Federal Banking Regulation – Capital Requirements.”

In addition, the EGRRCPA includes authority for eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate as a “covered savings association” and thereby to operate with national bank powers without converting to a national bank charter. Such election would allow an eligible federal savings association to exceed otherwise applicable statutory commercial and consumer lending limits and avoid compliance with the qualified thrift lender test. A federal savings association is eligible to elect covered savings association status if it: (1) is well capitalized; (2) has a CAMELs composite rating of 1 or 2; (3) has a consumer compliance rating of a 1 or 2; (4) has a Community Reinvestment Act rating of “outstanding” or “satisfactory,” if applicable; and (5) is not subject to an enforcement action. The Comptroller of the Currency has issued a final rule, effective July 1, 2019, that implements the covered savings association provision of the EGRRCPA and establishes procedures for an eligible savings association to make the covered savings association election. To date, Chesapeake Bank of Maryland has not made a final determination as to whether it will elect to operate as a covered savings association.

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

The capital standards require banking organizations to maintain ratios of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is composed of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that exercised an opt-out election regarding the treatment of accumulated other comprehensive income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that did not exercise the accumulated other comprehensive income opt-out have accumulated other comprehensive income incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

The EGRRCPA, enacted in May 2018, introduced an optional simplified measure of capital adequacy for qualifying community banking organizations with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of tangible equity capital divided by average consolidated assets (“CBLR”) of between 8 and 10 percent. Under the statute, any qualifying depository institution or holding company that maintains a leverage ratio exceeding the CBLR will be considered to satisfy the generally applicable leverage and risk-based regulatory capital requirements.

On September 17, 2019, the federal banking agencies issued a final rule implementing the CBLR framework, as required under the EGRRCPA. The final rule provides for the CBLR to be set as a ratio of Tier 1 capital to average total assets of 9 percent. In order to qualify for the CBLR framework, a community banking organization must, in addition to maintaining at least a 9 percent leverage ratio, have less than $10 billion in total consolidated assets and have limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework will not be required to report or calculate compliance with risk-based capital requirements and will also be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations.

The final CBLR rule took effect on January 1, 2020, and banking organizations that wish to opt into the CBLR framework can do so through their Call Reports for the quarter ending March 31, 2020. We have not yet made a determination as to whether Chesapeake Bank of Maryland will elect to use the CBLR framework.

At December 31, 2019, Chesapeake Bank of Maryland’s capital exceeded all applicable requirements.

Prompt Corrective Action. Under the federal prompt corrective action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. Under the federal banking agencies’ prompt corrective action regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to a supervisory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

At December 31, 2019, Chesapeake Bank of Maryland met the criteria for being considered “well capitalized.”

Loans-to-One Borrower. Chesapeake Bank of Maryland is subject to a statutory lending limit on aggregate loans to one borrower or a related group of borrowers. That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by specified readily marketable collateral, the limit is increased to 25%. As of December 31, 2019, Chesapeake Bank of Maryland was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. At December 31, 2019, Chesapeake Bank of Maryland satisfied the QTL test.

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

Federal Home Loan Bank System. Chesapeake Bank of Maryland is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta, Chesapeake Bank of Maryland is required to hold shares of capital stock in that Federal Home Loan Bank. Chesapeake Bank of Maryland was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2019.

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

Capital. The federal regulatory capital rules apply to all depository institutions as well as to all depository institution holding companies with consolidated assets of $3 billion or more. The regulatory capital requirements generally do not apply on a consolidated basis to a bank or savings and loan holding company with total consolidated assets of less than $3 billion unless the holding company: (i) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) conducts significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; or (iii) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission. The Federal Reserve Board may apply the regulatory capital standards at its discretion to any depository institution holding company, regardless of asset size, if such action is warranted for supervisory purposes. Because CBM Bancorp has total consolidated assets of less than $3 billion and does not engage in activities that would trigger application of the federal regulatory capital rules, it is not at present subject to consolidated capital requirements under the such rules.

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

Federal Securities Laws

CBM Bancorp common stock is registered with the Securities and Exchange Commission. CBM Bancorp is subject to the periodic reporting, proxy solicitation, insider trading restrictions and other requirements of the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

As of December 31, 2019, the net book value of our office properties was $1.6 million, and the net book value of our furniture, fixtures and equipment was $239,000. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
2001 East Joppa Road	Owned	1972	$698
Baltimore, Maryland 21234
Other Properties:
Arbutus Branch	Owned	1980	197
5424 Carville Avenue
Arbutus, Maryland 21227
Bel Air Branch	Owned	2003	694
1-A Bel Air South Parkway
Bel Air, Maryland 21015
Pasadena Branch	Leased	1987	N/A
3820 Mountain Road
Pasadena, Maryland 21122

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

Item 3.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. As of December 31, 2019, we were not involved in any legal proceedings the outcome of which would be material to our consolidated financial condition or consolidated results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market Value for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “CBMB.” As of March 24, 2020, we had approximately 160 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 3,873,242 shares of common stock outstanding. The following table sets forth market price information for our common stock in 2018 beginning with the completion of our stock offering. We did not declare a dividend for any periods listed.

Quarter ending	Price per Share
2019	High	Low
Quarter ended December 31, 2019	$14.12	$14.12
Quarter ended September 30, 2019	14.13	14.00
Quarter ended June 30, 2019	13.95	13.80
Quarter ended March 31, 2019	12.95	12.95

2018
Quarter ended December 31, 2018	$12.59	$12.42
Quarter ended September 30, 2018 (beginning September 28, 2018)	13.20	12.75

The Company has not paid any dividends to its shareholders to date. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: our financial condition and results of operations; tax considerations, regulatory capital requirements, industry standards, and economic conditions. We will also consider the regulatory restrictions that affect the payment of dividends by Chesapeake Bank of Maryland. For additional information, see Note 15 of Notes to Consolidated Financial Statements.

On May 14, 2019, the Board of Directors authorized the repurchase of up to 169,280 shares of the Company’s outstanding common stock for the Trust. The repurchase program was equal to the number of restricted stock shares eligible to be granted in the 2019 Plan.

The following table sets forth information in connection with repurchases of the Company’s shares of common stock for the 2019 Plan during the periods listed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plan
May 14 – 31, 2019	2,822	$13.69	2,822	166,458
June 1 – 30, 2019	33,135	13.85	35,957	133,323
August 1 – 31, 2019	30,000	13.69	65,957	103,323
September 1 – 30, 2019	36,000	13.92	101,957	67,323
October 1 – 31, 2019	67,323	14.09	169,280	—

On December 2, 2019, the Board of Directors authorized a plan to repurchase up to $6,000,000 of the Company’s outstanding common stock. The repurchases will be made during a one-year period, in privately negotiated transactions, or in such other manner as will comply with the applicable policy, laws and regulations.

The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the period listed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans	Maximum Value of Shares That May Yet Be Purchased Under the Plan
December 2 – 31, 2019	23,495	$14.15	$332,545	$5,667,455

Item 6.	Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of CBM Bancorp, Inc. and Chesapeake Bank of Maryland as of and for the periods indicated. The following is only a summary and you should read it in conjunction with consolidated financial statements of CBM Bancorp, Inc. and notes beginning on page F-1 of this Annual Report. The information at December 31, 2019 and 2018, and for the years ended December 31, 2019 and 2018, is derived in part from the audited consolidated financial statements that appear in this Annual Report. The information at and for the years ended December 31, 2017 and 2016 are derived in part from audited financial statements that are not included in this Annual Report.

	At December 31,
	2019	2018	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$220,402	$215,413	$177,903	$174,456
Cash and cash equivalents	5,987	18,847	12,030	21,443
Time deposits in other banks	7,936	6,944	4,960	6,948
Investment securities	37,091	37,447	10,247	8,239
Loans held for sale	1,730	211	1,218	299
Loans receivable, net	158,245	142,320	139,047	124,526
Bank-owned life insurance	4,724	4,609	5,367	7,143
Premises and equipment, net	1,829	1,925	1,927	1,878
Foreclosed real estate	845	865	865	1,440
Deposits	156,441	153,750	154,786	151,286
Borrowings	2,500	—	—	—
Total equity	59,935	60,347	21,603	21,603

	For the
	2019	2018	2017	2016
	(In thousands)
Selected Operating Data:
Interest and dividend income	$9,039	$7,702	$6,929	$6,164
Interest expense	1,404	978	811	744

Net interest income	7,635	6,724	6,118	5,420
Provision for (reversal of) loan losses	175	575	1,025	(62)

Net interest income after provision for (reversal of) loan losses	7,460	6,149	5,093	5,482
Non-interest income	592	581	826	627
Non-interest expense	6,776	5,834	5,411	5,506

Income before income taxes	1,276	896	508	603
Income tax expense	368	223	507	229

Net income	$908	$673	$1	$374

	At or For the Years Ended December 31,
	2019	2018	2017	2016
Performance Ratios:
Return on average assets	0.42%	0.35%	*	0.22%
Return on average equity	1.50%	2.10%	*	1.73%
Interest rate spread	3.33%	3.49%	3.58%	3.42%
Net interest margin	3.68%	3.67%	3.68%	3.50%
Efficiency ratio	82.13%	79.86%	75.08%	83.91%
Non-interest expense to average assets	3.12%	3.02%	3.02%	3.18%
Average interest-earning assets to average interest- bearing liabilities	151.79%	132.56%	120.05%	116.46%

Capital Ratios
Common equity tier 1 capital to risk-weighted assets (1)	27.74%	29.67%	16.64%	17.74%
Total risk-based capital to risk-weighted assets (1)	28.68%	30.58%	17.48%	18.34%
Tier 1 capital to risk-weighted assets (1)	27.74%	29.67%	16.64%	17.74%
Tier 1 capital to average assets (1)	19.08%	18.45%	11.94%	11.97%
Average equity to average assets	27.67%	16.69%	12.29%	12.51%

Asset Quality Ratios
Allowance for loan losses as a percentage of total loans	0.86%	0.83%	0.74%	0.54%
Allowance for loan losses as a percentage of non-performing loans	281.43%	95.73%	118.22%	405.36%
Net (recoveries) charge-offs to average outstanding loans	(0.01)%	0.30%	0.48%	0.05%
Non-performing loans as a percentage of total loans	0.31%	0.86%	0.63%	0.13%
Non-performing assets as a percentage of total assets	0.61%	0.98%	0.98%	0.92%

Other Data:
Number of offices	4	4	4	4
Number of full-time equivalent employees	44	43	43	43

*	Not material.
(1)	Capital ratios are for the Bank only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information at December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 is derived in part from the audited consolidated financial statements that appear on page F-1 of this Annual Report.

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

•

Continue to originate and sell certain residential real estate loans. Residential mortgage lending has historically been a significant part of our business, and we recognize that originating one- to four-family residential real estate loans is essential to our status as a community-oriented bank. During the year ended December 31, 2019, we originated $28.7 million in one- to four-family residential real estate loans, selling $8.9 million in one- to four-family residential real estate loans and recording gains of $215,000 on the sale of those loans. Similarly, during the year ended December 31, 2018, we originated $18.0 million in one- to four-family residential real estate loans, selling $8.3 million in one- to four-family residential real estate loans and recording gains of $187,000 on the sale of those loans. We intend to continue to sell in the secondary market a portion of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate to increase non-interest income and manage the interest rate risk of our loan portfolio.

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

•

Maintain high asset quality. Strong asset quality is critical to the long-term financial success of a community bank. We attribute our high asset quality to maintaining conservative underwriting standards, the diligence of our loan collection personnel and the stability of the local economy. At December 31, 2019, our non-performing assets to total assets ratio was 0.61%. Because substantially all of our loans are secured by real estate, and the level of our non-performing loans has been low in recent years, we believe that our allowance for loan losses is adequate to absorb the probable losses inherent in our loan portfolio.

•

Increase core deposits, with an emphasis on low-cost commercial demand deposits. Deposits are the major source of balance sheet funding for lending and other investments. We have made investments in new products and services, as well as enhancing our electronic delivery solutions including business bill-pay in an effort to become more competitive in the financial services marketplace and attract more core deposits, our least costly source of funds. Our ratio of core (non-time) deposits to total deposits was 50.06% at December 31, 2019. We plan to continue to aggressively market our core deposit accounts, emphasizing our high-quality service and competitive pricing of these products.

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

The outbreak of the recent coronavirus (“COVID-19”), or an outbreak of another highly infectious or contagious disease, could adversely affect our business activities, financial condition and results of operations. Our business is dependent upon the ability and willingness of our customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the United States economy, which could in turn disrupt the business, activities, and operations of our customers, as well as our business and operations. Moreover, since the beginning of January 2020, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment of other obligations to us, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in our market area. Although we maintain contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel necessary to conduct our business activities. Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for us. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect to our business, financial condition and results of operations.

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Total Assets. Total assets increased $5.0 million, or 2.32%, to $220.4 million at December 31, 2019 from $215.4 million at December 31, 2018. The increase in total assets was primarily the result of an increase in loans funded with growth in deposits and Federal Home Loan Bank borrowings, as discussed in more detail below.

Cash and Cash Equivalents. Cash and cash equivalents decreased $12.8 million, or 68.09%, to $6.0 million at December 31, 2019 from $18.8 million at December 31, 2018. The decrease in cash and cash equivalents was primarily driven by the increase in loans as discussed in more detail below.

Time Deposits in Other Banks. Time deposits in other banks increased by $1.0 million, or 14.49%, to $7.9 million at December 31, 2019 from $6.9 million at December 31, 2018. This increase was due to purchases of time deposits in other banks in the amount of $2.5 million offset by maturities of $1.5 million.

Investment Securities. Investment securities decreased $356,000 to $37.1 million at December 31, 2019 from $37.4 million at December 31, 2018. Purchases of investment securities of $17.6 million were offset by maturities and principal repayments of $18.6 million. All of our investment securities are currently classified as available for sale.

Net Loans. Net loans increased $16.0 million, or 11.24%, to $158.3 million at December 31, 2019 from $142.3 million at December 31, 2018. One-to four-family residential real estate loans increased $4.5 million, or 6.41%, to $74.7 million at December 31, 2019 from $70.2 million at December 31, 2018. Our construction and land development loans increased $1.1 million, or 13.41%, to $9.3 million at December 31, 2019 from $8.2 million at December 31, 2018. Our nonresidential loans increased $9.1 million, or 17.53%, to $61.0 million at December 31, 2019 from $51.9 million at December 31, 2018. Our commercial loans increased $1.7 million, or 32.08%, to $7.0 million at December 31, 2019 from $5.3 million at December 31, 2018. Our home equity loans and lines of credit as well as our consumer loans remained relatively the same at December 31, 2019 compared to December 31, 2018.

Bank-owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2019 and December 31, 2018, the aggregate cash surrender value of these policies was $4.7 million and $4.6, million, respectively.

Deposits. Deposits increased $2.6 million, or 1.69%, to $156.4 million at December 31, 2019 from $153.8 million at December 31, 2018. Our non-interest-bearing demand deposits increased $1.7 million, or 9.39%, to $19.8 million at December 31, 2019 from $18.1 million at December 31, 2018. Our interest-bearing demand deposits increased $424,000, or 1.82%, to $23.8 million at December 31, 2019 from $23.4 million at December 31, 2018. Our certificates of deposit increased by $2.7 million, or 3.57%, to $78.3 million at December 31, 2019 from $75.6 million at December 31, 2018. Our money market deposits decreased $1.6 million, or 13.56%, to $10.2 million at December 31, 2019 from $11.8 million at December 31, 2018. Our savings accounts decreased by $586,000, or 2.36%, to $24.3 million at December 31, 2019 from $24.9 million at December 31, 2018.

Borrowings. An overnight advance of $2.5 million, with a variable rate of interest, was the only outstanding borrowing from the Federal Home Loan Bank at December 31, 2019 and was used to fund loan growth as discussed above. We did not have any borrowings outstanding at December 31, 2018.

Total Stockholders’ Equity. Total stockholders’ equity decreased by $412,000 to $59.9 million at December 31, 2019 from $60.3 million at December 31, 2018. Earnings of $908,000, an increase of $478,000 in other comprehensive income related to interest fluctuations on the Company’s available for sale securities and an increase of $894,000 in additional paid in capital for the recording of stock-based compensation relating to the release of shares from the ESOP and the 2019 Equity Incentive Plan were offset by the repurchase of $2.4 million of common stock for the 2019 Equity Incentive Plan and the repurchase of $333,000 in common stock, which is part of a stock repurchase plan that was approved by the Board of Directors on December 2, 2019.

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

		For the Years Ended December 31,
	At	2019			2018
	December 31, 2019 Yield/Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
		(Dollars in thousands)
Interest earning assets:
Loans	4.64%	$145,827	$7,293	5.00%	$140,958	$6,767	4.80%
Interest-bearing deposits in other banks	1.55%	13,322	281	2.11%	22,933	432	1.88%
Time deposits in other banks	2.82%	8,193	233	2.84%	4,919	99	2.01%
Investment securities	2.79%	39,957	1,215	3.04%	14,318	389	2.72%
Federal Home Loan Bank stock	6.25%	272	17	6.25%	245	15	6.12%

Total interest-earning assets		207,571	9,039	4.35%	183,373	7,702	4.20%
Non-interest-earning assets		10,470			9,657

Total assets		$218,041			$193,030

Interest bearing liabilities:
Interest-bearing demand	0.29%	$24,104	69	0.29%	$24,725	57	0.23%
Money market	0.21%	10,650	22	0.21%	12,629	26	0.21%
Savings	0.05%	24,632	12	0.05%	24,939	12	0.05%
Certificates of deposit	1.75%	77,258	1,299	1.68%	76,041	883	1.16%

Total deposits		136,644	1,402	1.03%	138,334	978	0.71%
Borrowed funds	1.78%	103	2	1.79%	—	—	—

Total interest-bearing liabilities		136,747	1,404	1.03%	138,334	978	0.71%

Non-interest-bearing liabilities		20,566			22,573

Total liabilities		157,313			160,907
Stockholders’ equity		60,728			32,123

Total liabilities and stockholders’ equity		$218,041			$193,030

Net interest income			$7,635			$6,724

Interest rate spread(1)				3.33%			3.49%
Net interest-earning assets(2)		$70,824			$45,039

Net interest margin(3)				3.68%			3.67%
Average interest-earning assets to average-interest bearing liabilities		151.79%			132.56%

(1)	Interest rate spread represents the difference between average yield on average interest-earning assets and average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Years Ended December 31,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$139,013	$6,470	4.65%	$119,794	$5,696	4.75%
Federal funds sold and interest- bearing deposits in other banks	10,643	108	1.01%	19,976	99	0.50%
Time deposits in other banks	5,785	76	1.31%	5,018	66	1.32%
Investment securities	10,494	263	2.51%	10,039	294	2.93%
Federal Home Loan Bank stock	249	12	4.82%	153	9	5.88%

Total interest-earning assets	166,184	6,929	4.17%	154,980	6,164	3.98%
Non-interest-earning assets	13,223			18,178

Total assets	$179,407			$173,158

Interest bearing liabilities:
Interest-bearing demand	$24,035	$54	0.22%	$22,228	$50	0.22%
Money market	13,556	28	0.21%	14,000	29	0.21%
Savings	24,226	12	0.05%	22,041	11	0.05%
Certificates of deposit	75,031	697	0.93%	74,808	654	0.87%

Total deposits	136,848	791	0.58%	133,077	744	0.56%
Borrowed funds	1,584	20	1.26%	—	—

Total interest-bearing deposits	138,432	811	0.59%	133,077	744	0.56%

Non-interest-bearing liabilities	18,943			18,424

Total liabilities	157,375			151,501
Stockholders’ equity	22,032			21,657

Total liabilities and stockholders’ equity	$179,407			$173,158

Net interest income		$6,118			$5,420

Interest rate spread(1)			3.58%			3.42%
Net interest-earning assets(2)	$27,752			$21,903

Net interest margin(3)			3.68%			3.50%
Average interest-earning assets to average-interest bearing liabilities	120.05%			116.46%

(1)	Interest rate spread represents the difference between average yield on average interest-earning assets and average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Years Ended December 31, 2019 vs. 2018			Years Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$239	$287	$526	$92	$210	$302
Interest-bearing deposits in other banks	(193)	42	(151)	178	146	324
Time deposits in other banks	80	54	134	(14)	37	23
Investment securities	739	87	826	100	26	126
Federal Home Loan Bank stock	2	—	2	—	3	3

Total interest-earning assets	867	470	1,337	356	422	778

Interest-bearing liabilities:
Interest-bearing demand	(2)	14	12	2	—	2
Money market	(4)	—	(4)	(2)	—	(2)
Savings	—	—	—	—	—	—
Certificates of deposit	17	399	416	11	174	185
Borrowed funds	2	—	2	(20)	—	(20)

Total interest-bearing liabilities	13	413	426	(9)	174	165

Change in net interest income	$854	$57	$911	$365	$248	$613

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

General. Net income was $908,000 for the year ended December 31, 2019 compared to $673,000 for the year ended December 31, 2018. The increase was due to several factors including an increase in net interest income of $911,000, or 13.60%, to $7.6 million for the year ended December 31, 2019 from $6.7 million for the year ended December 31, 2018 a decrease in provision for loan losses of $400,000, or 69.57%, to $175,000 for the year ended December 31, 2019 from $575,000 for the year ended December 31, 2018, offset by increase in non-interest expense of $942,000, or 16.24%, to $6.8 million for the year ended December 31, 2019 from $5.8 million for the year ended December 31, 2018.

Interest Income. Interest and dividend income increased $1.3 million, or 16.88%, to $9.0 million for the year ended December 31, 2019 from $7.7 million for the year ended December 31, 2018. The increase in interest income was due to a combination of the increase in average interest-earning assets and an increase in the average yield on interest-earning assets for year ended December 31, 2019 compared to the average interest-earning assets and the average yield on interest-earning assets for the year ended December 31, 2018.

Interest income on loans increased $526,000, or 7.74%, to $7.3 million for the year ended December 31, 2019 from $6.8 million for the year end December 31, 2018. The increase was attributed to not only an increase in the average yield of our loans, which is our primary source of interest income, but an increase in the average balance of our loans. Our average yield on loans increased 20 basis points to 5.00% for the year ended December 31, 2019 from 4.80% for the year ended December 31, 2018, as lower-yielding loans have been repaid or refinanced and replaced with higher-yielding loans. Our average balance of loans increased $4.8 million, or 3.40%, to $145.8 million for the year ended December 31, 2019 from $141.0 million for the year ended December 31, 2018.

Interest and dividends on investments includes the interest income received on interest-bearing deposits in other banks, time deposits in other banks and investment securities. Interest on dividends and investments increased $811,000 to $1.7 million for the year ended December 31, 2019 from $935,000 for the year ended December 31, 2018 and is discussed in detail below.

Interest income on interest-bearing deposits in other banks decreased $151,000, or 34.59%, to $281,000 for the year ended December 31, 2019 from $432,000 for the year ended December 31, 2018. The decrease in interest income on interest-bearing deposits in other banks was the result of a decrease in the average balances offset by an increase in the average yield. The average balance on interest-bearing deposits in other banks decreased $9.6 million to $13.3 million for the year ended December 31, 2019 from $22.9 million for the year ended December 31, 2018. The decrease in interest-bearing deposits in other banks was primarily the result of investing in time deposits in other banks, investment securities and loans. The average yield we earned on interest-bearing deposits in other banks increased 23 basis points to 2.11% for the year ended December 31, 2019 from 1.88% for the year ended December 31, 2018 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate increases during the year ended December 31, 2018 prior to the federal funds rate decreases that occurred in the third and fourth quarters of the year ended December 31, 2019.

Interest income on time deposits in other banks increased $134,000 to $233,000 for the year ended December 31, 2019 from $99,000 for the year ended December 31, 2018. The increase in interest income on time deposits in other banks was the result of an increase in the average balance as well as an increase in the average yield. The average balance on time deposits in other banks increased $3.3 million, or 67.35%, to $8.2 million for the year ended December 31, 2019 from $4.9 million for the year ended December 31, 2018. The average yield we earned on time deposits in other banks increased 83 basis points to 2.84% for the year ended December 31, 2019 from 2.01% for the year ended December 31, 2018, reflecting increases in interest rates on the purchases of higher yielding time deposits in other banks.

Interest income on investment securities increased $826,000 to $1.2 million for the year ended December 31, 2019 from $389,000 for the year ended December 31, 2018. The increase in interest income on investment securities was the result of an increase in the average balances as well as an increase in the average yield. The average balance on investment securities increased $25.7 million to $40.0 million for the year ended December 31, 2019 from $14.3 million for the year ended December 31, 2018 and was primarily due to the investment of a portion of the net proceeds as the result of the capital raise from our stock offering in September 2018. The average yield we earned on investment securities increased 32 basis points to 3.04% for the year ended December 31, 2019 from 2.72% for the year ended December 31, 2018 primarily due to the purchase of higher yielding investments.

Interest Expense. Interest expense increased $426,000, or 42.60%, to $1.4 million for the year ended December 31, 2019 from $1.0 million for the year ended December 31, 2018. The increase was the result of an increase of $424,000 in interest expense paid on deposits and an increase of $2,000 paid on borrowings from the Federal Home Loan Bank. The increase in interest expense paid on deposits was due to an increase in the average rate paid on certificates of deposit which increased 52 basis points to 1.68% for the year ended December 31, 2019 from 1.16% for the year ended December 31, 2018. Our average balance of interest-bearing deposits decreased $1.6 million, or 1.16%, to $136.6 million for the year ended December 31, 2019 from $138.3 million for the year ended December 31, 2018.

Net Interest Income. Net interest income increased $911,000, or 13.60%, to $7.6 million for the year ended December 31, 2019 from $6.7 million for the year ended December 31, 2018, primarily as the result of a higher balance of net interest-earning assets. Our average net interest-earning assets, which represents total interest-earning assets less total interest-bearing liabilities, increased by $25.8 million, or 57.33%, to $70.8 million for the year ended December 31, 2019 from $45.0 million for the year ended December 31, 2018, due primarily to our capital raise in September 2018. Our net interest rate spread decreased by 16 basis points to 3.33% for the year ended December 31, 2019 from 3.49% for the year ended December 31, 2018, reflecting an increase in the average rate we paid on interest-bearing liabilities, which exceeded the increase in the average yield we earned on our interest-earning assets. Our net interest margin increased slightly by 1 basis point to 3.68% for the year ended December 31, 2019 from 3.67% for the year ended December 31, 2018.

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

Provision for loan losses decreased by $400,000, or 69.57%, to $175,000 for the year ended December 31, 2019 from a provision for loan losses for the year ended December 31, 2018 of $575,000. We recorded net recoveries of $16,000 for the year ended December 31, 2019 compared to net charge-offs of $425,000 for year ended December 31, 2018. Non-performing loans totaled $489,000 at December 31, 2019 compared to $1.2 million at December 31, 2018. The decrease of $752,000 in non-performing loans was primarily the result of a decrease of $247,000 in non-performing one-to four-family residential loans and a decrease of $484,000 in nonresidential loans. The decrease in non-performing one-to four-family loans was attributed to several loans paying in full without loss to the Company and one property selling at foreclosure with a charge-off recorded on the transaction of $50,000. The decrease in non-performing nonresidential loans was due to the settlement of a loan relationship where the Company reported a charge-off of $335,000 during the year ended December 31, 2018 and a subsequent recovery of $115,000 during the year ended December 31, 2019 for which the Company has no additional exposure. Our non-performing loans to total loans decreased to 0.31% at December 31, 2019 from 0.86% at December 31, 2018. The remaining provisions for loan losses for the years ended December 31, 2019 and 2018 was related to organic loan growth.

Non-interest Income. Non-interest income increased by $11,000, or 1.89%, to $592,000 for the year ended December 31, 2019 from $581,000 for the year ended December 31, 2018. The increase was primarily due to an increase in income on gain on sale of loans of $28,000, or 14.97%, to $215,000 for the year ended December 31, 2019 from $187,000 for the year ended December 31, 2018, offset by a decrease in income from bank-owned life insurance of $14,000, or 10.94%, to $114,000 for the year ended December 31, 2019 from $128,000 for the year ended December 31, 2018.

Non-interest Expense. Non-interest expense increased by $942,000, or 16.24%, to $6.8 million for the year ended December 31, 2019 from $5.8 million for the year ended December 31, 2018. Salaries, director fees and employee benefits increased $534,000, or 14.43%, to $4.2 million for the year ended December 31, 2019 from $3.7 million for the year ended December 31, 2018 primarily due to the recording of $432,000 in stock-based compensation expense relating to the 2019 Equity Incentive Plan as well as the expansion of our employee base, including sales and relationship management personnel to help support our continued growth strategy. Professional and legal fees increased $247,000, or 82.06%, to $548,000 for the year ended December 31, 2019 from $301,000 for the year ended December 31, 2018 primarily due to increased expenses relating to reporting requirements associated with the Company’s pubic company status, increased consulting fees relating to information technology system enhancements and increased legal fee expenses relating to past due loan relationships that were resolved during 2019. FDIC premiums and regulatory expenses decreased $20,000, or 17.39%, to $95,000 for the year ended December 31, 2019 from $115,000 for the year ended December 31, 2018 due to the FDIC awarding small banks credits for a portion of their assessment during the third and fourth quarters of 2019. The provision for losses and costs on foreclosed real estate increased $23,000 to $38,000 for the year ended December 31, 2019 from $15,000 for the year ended December 31, 2018. This increase was primarily due to the write-down in fair value of a foreclosed real estate property in the amount of $20,000 for the year ended December 31, 2019. Other operating expenses increased by $162,000, or 26.05%, to $784,000 for the year ended December 31, 2019 from $622,000 for the year ended December 31, 2018 due to several factors. Insurance costs increased $68,000 to $106,000 for the year ended December 31, 2019 from $38,000 for the year ended December 31, 2018 due to an increase in insurance premiums and coverages relating to our Company’s public company status as well as the payment of an insurance deductible associated with an email compromise that occurred during the fourth quarter of 2019 for which we have no further material financial exposure. Automated teller machine expenses increased by $13,000, or 10.92%, to $132,000 for the year ended December 31, 2019 from $119,000 for the year ended December 31, 2018 due to increased customer usage and costs associated with automated teller machines. Software maintenance costs increased by $34,000, or 89.47%, to $102,000 for the year ended December 31, 2019 from $68,000 for the year ended December 31, 2018 primarily due to the software necessary to provide information system technology enhancements.

Income Tax Expense. Income tax expense increased by $145,000, or 65.02%, to $368,000 for the year ended December 31, 2019 from $223,000 for the year ended December 31, 2018. The effective tax rate was 28.84% and 24.89% for the years ended December 31, 2019 and 2018, respectively. The increase in tax expense was the result of an increase in our pre-tax income of $380,000, or 42.41%, to $1.3 million for the year ended December 31, 2019 from $896,000 for the year ended December 31, 2018, as well as an increase in the effective tax rate due to the reduction in nontaxable bank-owned life insurance income and the increase in non-deductible compensation expense relating to the ESOP and the 2019 Equity Incentive Plan.

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

The table below sets forth, as of December 31, 2019, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates.

Basis Point Change in Interest Rates	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+400	$7,716	9.96%
+300	7,526	7.47%
+200	7,369	5.02%
+100	7,193	2.51%
Level	7,017	—
-100	6,990	-0.38%

Economic Value of Equity. We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2019.

Basis Point		Estimated Increase (Decrease) EVE		EVE as a Percentage of Fair Value of Assets(3)
Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio(4)	Increase (Decrease) Basis Points
		(Dollars in thousands)
+400	$39,782	$(19,934)	-33.38%	17.68%	(886)
+300	44,214	(15,503)	-25.96%	19.65%	(689)
+200	49,778	(9,938)	-16.64%	22.12%	(412)
+100	54,624	(5,092)	-8.53%	24.28%	(236)
Level	59,716	—	—	26.54%	—
-100	61,370	1,654	2.77%	27.28%	74

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less fair value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

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

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2019.

We monitor and adjust our investments in liquid assets based upon our assessments of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and investment securities; and (4) the objectives of our asset liability management program. Excess liquid assets are invested generally in interest-earning deposits and short and intermediate securities.

Our most liquid assets are cash and cash equivalents, which include interest-bearing deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and cash equivalents totaled $6.0 million, which included, $787,000 in cash and due from banks and interest-bearing deposits in other banks of $5.2 million. Time deposits in other banks and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $7.9 million and $37.1 million, respectively at December 31, 2019.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $534,000 and $2.5 million for the years ended December 31, 2019 and 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay-downs on mortgage-backed securities was $16.0 million and $32.1 million for the years ended December 31, 2019 and 2018, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and borrowings, as well as proceeds from our stock offering in 2018, was $2.6 million and $36.4 million for the years ended December 31, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2019 totaled $27.4 million, or 14.52% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2019, Chesapeake Bank of Maryland exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2019, we had outstanding commitments to originate loans of $23.9 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2019 total $27.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements years ended December 31, 2019 and 2018 beginning on page F-1 for a description of recent accounting pronouncements that may affect our consolidated financial condition and consolidated results of operations.

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

The Consolidated Financial Statements, including supplemental data, of CBM Bancorp, Inc. begins on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15€ promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The management of CBM Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management along with the participation of our principal executive officer and principal financial officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 utilizing the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Act, which permits smaller reporting companies, such as the Company, to provide only management’s report in this annual report.

/s/ Joseph M. Solomon	/s/ Jodi L. Beal
Joseph M. Solomon	Jodi L. Beal
President	Executive Vice President and Chief Financial Officer
Principal Executive Officer	Principal Financial and Accounting Officer

(c) Changes in internal controls

There were no changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

CBM Bancorp has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code is available on the Company’s Internet Web site.

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Executive Officers— Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Stock-Based Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
CBM Bancorp, Inc. 2019 Equity Incentive Plan (1)	368,300	$13.40	54,900
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	368,300	$13.40	54,900

(1)

As of December 31, 2019, 161,320 shares of restricted stock awards had been granted under the CBM Bancorp, Inc. 2019 Equity Incentive Plan with 7,960 shares of restricted stock awards remaining available for future issuance under the CBM Bancorp, Inc. 2019 Equity Incentive Plan.

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of CBM Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

3.2	Bylaws of CBM Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

4.1	Form of Common Stock Certificate of CBM Bancorp, Inc. (Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

4.2	Description of Capital Stock

10.1	Employment Agreement between CBM Bancorp, Inc. and Joseph M. Solomon (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.2	Employment Agreement between CBM Bancorp, Inc. and William J. Bocek, Jr. (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.3	Employment Agreement between CBM Bancorp, Inc. and Jodi L. Beal (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.4	Employment Agreement between Chesapeake Bank of Maryland and Joseph M. Solomon (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.5	Employment Agreement between Chesapeake Bank of Maryland and William J. Bocek, Jr. (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.6	Employment Agreement between Chesapeake Bank of Maryland and Jodi L. Beal (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.7	Supplemental Executive Retirement Plan with William J. Bocek, Jr. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.8	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2018, filed with the Securities and Exchange Commission on December 26, 2018.)

21	Subsidiaries of CBM Bancorp, Inc. (Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

23	Consent of Dixon Hughes Goodman, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL. (Extensible Business Reporting Language). (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBM Bancorp, Inc.

By:	/s/ Joseph M. Solomon
Joseph M. Solomon
President (Principal Executive Officer)
March 27, 2020

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph M. Solomon	President and Director	March 27, 2020
Joseph M. Solomon	(Principal Executive Officer)

/s/ Jodi L. Beal	Executive Vice President and Chief Financial	March 27, 2020
Jodi L. Beal	Officer (Principal Financial and Accounting Officer)

/s/ William J. Bocek, Jr.	Chairman of the Board	March 27, 2020
William J. Bocek, Jr.

/s/ Francis X. Bossle, Jr.	Director	March 27, 2020
Francis X. Bossle, Jr.

/s/ Glenn C. Ercole	Director	March 27, 2020
Glenn C. Ercole

/s/ Gail E. Smith	Director	March 27, 2020
Gail E. Smith

/s/ Benny C. Walker	Director	March 27, 2020
Benny C. Walker

/s/ William W. Whitty, Jr.	Director	March 27, 2020
William W. Whitty, Jr.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

CBM Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of CBM Bancorp, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows of the two years in the period ended December 31, 2019, in conformity with U.S. generally accounting principles.

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

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland

March 27, 2020

CBM Bancorp, Inc.

Consolidated Statements of Financial Condition

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$787,050	$1,071,335
Interest-bearing deposits in other banks	5,200,071	17,775,425

Cash and cash equivalents	5,987,121	18,846,760

Time deposits in other banks	7,935,811	6,944,000
Securities available for sale, at fair value	37,090,591	37,447,423
Federal Home Loan Bank stock, at cost	300,400	245,200
Loans held for sale	1,730,430	211,107
Loans, net of unearned fees	159,624,611	143,508,813
Allowance for loan losses	(1,379,150)	(1,188,352)

Net loans	158,245,461	142,320,461
Accrued interest receivable	655,146	695,928
Bank-owned life insurance	4,723,825	4,609,357
Premises and equipment, net	1,828,666	1,924,518
Foreclosed real estate	845,000	865,000
Deferred income taxes	724,658	900,994
Prepaid expenses and other assets	334,470	402,344

Total assets	$220,401,579	$215,413,092

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$19,780,866	$18,111,318
Interest-bearing deposits	136,660,007	135,638,917

Total deposits	156,440,873	153,750,235
Advances by borrowers for taxes and insurance	538,516	477,781
Federal Home Loan Bank advances	2,500,000	—
Accounts payable and other liabilities	986,814	838,301

Total liabilities	160,466,203	155,066,317

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 24,000,000 shares; issued and outstanding 4,208,505 shares at December 31, 2019 and 4,232,000 shares at December 31, 2018	42,085	42,320
Additional paid in capital	41,210,056	40,987,146
Retained earnings	23,243,847	22,336,134
Unearned common stock held by:
Employee Stock Ownership Plan	(2,708,480)	(3,047,040)
2019 Equity Incentive Plan	(2,357,994)	—
Accumulated other comprehensive income	505,862	28,215

Total stockholders’ equity	59,935,376	60,346,775

Total liabilities and stockholders’ equity	$220,401,579	$215,413,092

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2019 and 2018

	For the Years Ended December 31,
	2019	2018
Interest and dividend income
Interest and fees on loans	$7,292,886	$6,766,843
Interest and dividends on investments	1,746,375	935,486

Total interest income	9,039,261	7,702,329

Interest expense
Interest on deposits	1,401,673	977,826
Interest on borrowings	1,874	—

Total interest expense	1,403,547	977,826

Net interest income	7,635,714	6,724,503
Provision for loan losses	175,000	575,000

Net interest income after provision for loan losses	7,460,714	6,149,503

Non-interest income
Service fees on deposit accounts	128,732	133,650
Income from bank-owned life insurance	114,468	127,661
Gain on sale of loans held for sale	215,436	187,048
Other non-interest income	133,351	137,355

Total non-interest income	591,987	581,200

Non-interest expense
Salaries, director fees and employee benefits	4,216,292	3,682,363
Premises and equipment	429,783	443,844
Data processing	557,889	538,246
Professional fees	548,164	300,517
FDIC premiums and regulatory assessments	95,314	115,046
Marketing	108,574	117,623
Provision for losses and costs on foreclosed real estate	36,216	14,522
Other operating expenses	784,487	622,415

Total non-interest expense	6,776,719	5,834,576

Income before income taxes	1,275,982	896,127
Income tax expense	368,269	223,005

Net income	$907,713	$673,122

Earnings per common share
Basic	$0.23	$0.17
Diluted	$0.23	$0.17

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2019 and 2018

	For the Years Ended December 31,
	2019	2018
Net income	$907,713	$673,122
Other comprehensive income
Unrealized gain on investment securities available for sale	658,982	64,991
Transfer of held to maturity securities to available for sale, at fair value	—	56,276
Income tax expense relating to investment securities available for sale	(181,335)	(33,370)

Other comprehensive income	477,647	87,897

Total comprehensive income	$1,385,360	$761,019

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2019 and 2018

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned RSA Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2018	$—	$—	$21,653,191	$—	$—	$(49,861)	$21,603,330
Net income	—	—	673,122	—	—	—	673,122
Other comprehensive income	—	—	—	—	—	87,897	87,897
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from accumulated other comprehensive loss	—	—	9,821	—	—	(9,821)	—
Issuance of common stock	42,320	40,897,428	—	—	—	—	40,939,748
Stock purchased by the ESOP	—	—	—	(3,385,600)	—	—	(3,385,600)
ESOP shares committed to be released	—	89,718	—	338,560	—	—	428,278

Balance, December 31, 2018	$42,320	$40,987,146	$22,336,134	$(3,047,040)	$—	$28,215	$60,346,775
Net income	—	—	907,713	—	—	—	907,713
Other comprehensive income	—	—	—	—	—	477,647	477,647
ESOP shares committed to be released	—	123,574	—	338,560	—	—	462,134
Repurchase of common stock for 2019 Equity Incentive Plan	—	—	—	—	(2,357,994)	—	(2,357,994)
Stock based compensation	—	431,646					431,646
Repurchase of common stock	(235)	(332,310)	—	—	—	—	(332,545)

Balance December 31, 2019	$42,085	$41,210,056	$23,243,847	$(2,708,480)	$(2,357,994)	$505,862	$59,935,376

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2019 and 2018

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$907,713	$673,122
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of securities	26,812	(4,666)
Gain on sale of loans held for sale	(215,436)	(187,048)
Originations of loans held for sale	(10,385,957)	(7,314,627)
Proceeds from sales of loans held for sale	9,082,070	8,508,918
Amortization of net deferred loan origination fees	(267,817)	(87,810)
Provision for loan losses	175,000	575,000
Decrease (increase) in accrued interest receivable	40,782	(169,117)
Increase in cash surrender value of life insurance	(114,468)	(124,167)
Depreciation and amortization	158,898	163,432
Loss on disposal of premises and equipment	1,689	6,105
Loss on writedown of foreclosed real estate	20,000	—
ESOP compensation expense	462,134	428,278
Stock based compensation expense	431,646	—
Deferred income tax	(4,999)	147,437
Decrease (increase) in prepaid expenses and other assets	67,874	(12,727)
Increase (decrease) in accounts payable and other liabilities	148,513	(108,226)

Net cash provided by operating activities	534,454	2,493,904

Cash flows from investing activities:
Net purchases of time deposits in other banks	(991,811)	(1,984,000)
Proceeds from maturities, payments and calls of available for sale securities	18,610,391	1,377,632
Proceeds from maturities, payments and calls of held to maturity securities	—	480,094
Purchases of available for sale securities	(17,621,389)	(28,932,102)
Purchases of Federal Home Loan Bank stock	(55,200)	(3,100)
Net increase in loans	(15,832,183)	(3,760,585)
Proceeds from redemption of bank owned life insurance	—	882,278
Purchases of premises and equipment	(64,735)	(201,867)
Proceeds from sale of premises and equipment	—	34,750

Net cash used in investing activities	(15,954,927)	(32,106,900)

Cash flows from financing activities:
Net increase (decrease) in deposits	2,690,638	(1,036,169)
Net increase (decrease) in advances by borrowers	60,735	(88,495)
Net increase in borrowings	2,500,000	—
Proceeds from issuance of common stock	—	40,939,748
Purchase of ESOP shares	—	(3,385,600)
Repurchase common stock for 2019 Equity Incentive Plan	(2,357,994)
Repurchase common stock	(332,545)	—

Net cash provided by financing activities	2,560,834	36,429,484

Net (decrease) increase in cash and cash equivalents	(12,859,639)	6,816,488
Cash and cash equivalents, beginning balance	18,846,760	12,030,272

Cash and cash equivalents, ending balance	$5,987,121	$18,846,760

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,403,270	$977,805
Cash paid for income taxes	190,000	38,800
Supplemental disclosure of noncash investing and financing activities:
Transfer of held to maturity securities to available for sale, at fair value	$—	$2,923,932

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

Federal Home Loan Bank of Atlanta (“FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Standards related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock represents the required investment in the common stock of the Federal Home Loan Bank of Atlanta according to a predetermined formula. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of December 31, 2019 and 2018, the Bank owned shares totaling $300,400 and $245,200, respectively.

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

Bank-Owned Life Insurance (“BOLI”)

The Bank maintains life insurance policies on certain present and former directors. These policies are split-dollar or director insurance policies. Under the split-dollar insurance policies, the Bank pays the premiums and upon the death of the insured, the Bank will receive an amount equal to the premiums paid on the policy from the policy date to the date of death. Any remaining proceeds will be paid to the beneficiary. If the policy is surrendered before the date of death, the Bank will receive the lesser of the cash surrender value or the sum of the premiums paid on the policy from the policy date to the date of surrender. Under the director insurance policies, the Bank receives the cash surrender value if the policy is surrendered, or receives all benefits payable upon the death of the insured. As of December 31, 2019 and 2018, $122,118 and $129,775 respectively, was included in other liabilities related to the split-dollar insurance policies.

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards (“RSA”) issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for RSAs. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Weighted average shares include allocated ESOP shares and ESOP shares committed to be released but exclude unallocated ESOP shares. Diluted earnings per share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

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

Concentrations of Credit Risk

The Bank had approximately $0 and $128,000 in deposits in other financial institutions in excess of amounts insured by the FDIC, as of December 31, 2019 and 2018, respectively. The Bank’s management considers this a normal business risk. The Bank also maintains accounts with brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation.

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

ASU 2016-02, Leases (Topic 842). This ASU provides certain targeted improvements to align lessor accounting with the lessee accounting model. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. As the Company will take advantage of the extended transition period for complying with new or revised accounting standards assuming we remain smaller reporting company, we will adopt the amendments in this update beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Bank to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Entities will apply the standard’s provisions as a cumulative-effect (i.e., modified retrospective approach). The Company has begun to gather loan information and consider acceptable methodologies to comply with this ASU. The Company’s initial evaluation indicates that the provisions of this ASU are expected to impact its consolidated financial statements, in particular the level of reserve for loan losses and is continuing to evaluate and assess the impact of the adoption of this ASU on its consolidated financial statements. On October 16, 2019, the FASB approved its proposal to delay the effective date for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. As the Company will take advantage of the extended transition period for complying with new or revised accounting standards assuming we remain a smaller reporting company, we will adopt the amendments in this update beginning after December 15, 2022, including interim periods within those fiscal years.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2. Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at December 31, 2019 and 2018, are as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
U.S. Government and Federal Agency obligations	$9,472,370	$76,651	$4,679	$9,544,342
Residential mortgage-backed securities	25,415,647	638,856	43,964	26,010,539
Municipal securities	1,504,664	31,046	—	1,535,710

	$36,392,681	$746,553	$48,643	$37,090,591

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
U.S. Government and Federal Agency obligations	$18,264,805	$45,850	$90,583	$18,220,072
Residential mortgage-backed securities	17,637,729	111,837	4,580	17,744,986
Municipal securities	1,505,962	—	23,597	1,482,365

	$37,408,496	$157,687	$118,760	$37,447,423

The amortized cost and estimated fair value of securities as of December 31, 2019 and 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,000,000	$998,407
Due after one year through five years	9,474,467	9,560,135
Due five years to ten years	502,567	521,510
Due after ten years	—	—
Mortgage-backed, in monthly installments	25,415,647	26,010,539

	$36,392,681	$37,090,591

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

Securities with gross unrealized losses at December 31, 2019 and 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale
U.S. Government and Federal Agency obligations	$—	$—	$1,995,321	$4,679	$1,995,321	$4,679
Residential mortgage-backed securities	4,862,213	43,964	—	—	4,862,213	43,964

	$4,862,213	$43,964	$1,995,321	$4,679	$6,857,534	$48,643

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available for sale
U.S. Government and Federal Agency obligations	$963,945	$63	$4,408,553	$90,520	$5,372,498	$90,583
Residential mortgage-backed securities	2,838,108	4,580	—	—	2,838,108	4,580
Municipal securities	—	—	1,482,365	23,597	1,482,365	23,597

	$3,802,053	$4,643	$5,890,918	$114,117	$9,692,971	$118,760

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2. Securities (Continued)

At December 31, 2019, the Bank held seven investments with gross unrealized losses totaling $48,643. At December 31, 2018, the Bank held twelve investments with gross unrealized losses totaling $118,760.

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

There were no securities pledged as of December 31, 2019 and 2018.

Note 3. Loans

The Bank makes loans to customers primarily in the Baltimore Metropolitan Area and its surrounding counties. The principal loan portfolio segment balances at December 31, 2019 and 2018 were as follows:

	2019	2018
Real estate loans
One-to four-family	$74,655,376	$70,197,875
Home equity loans and lines of credit	7,488,348	7,547,195
Construction and land development	9,260,520	8,232,067
Nonresidential	61,012,514	51,904,782

Total real estate loans	152,416,758	137,881,919

Other loans
Commercial	6,946,372	5,250,815
Consumer	522,566	529,283

Total other loans	7,468,938	5,780,098

Total loans	159,885,696	143,662,017

Net deferred loan origination fees and costs	(261,085)	(153,204)
Allowance for loan losses	(1,379,150)	(1,188,352)

Total loans, net	$158,245,461	$142,320,461

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the balance sheet. Overdrafts were $25,714 and $7,824 at December 31, 2019 and 2018, respectively.

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

The following tables summarize the activity in the allowance for losses for the years ended December 31, 2019 and 2018 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of December 31, 2019 and 2018.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of December 31, 2019
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Beginning Balance	$244,781	$68,837	$185,170	$626,031	$28,879	$6,669	$27,985	$1,188,352
Charge-offs	(90,111)	—	(11,000)	—	—	—	—	(101,111)
Recoveries	—	2,439	—	114,470	—	—	—	116,909
Provision	176,935	(8,673)	5,371	(57,048)	26,692	281	31,442	175,000

Ending Balance	$331,605	$62,603	$179,541	$683,453	$55,571	$6,950	$59,427	$1,379,150

Ending balance: individually evaluated for impairment	$—	$681	$—	$—	$—	$—	$—	$681

Ending balance: collectively evaluated for impairment	$331,605	$61,922	$179,541	$683,453	$55,571	$6,950	$59,427	$1,378,469

Loans:
Ending balance	$74,655,376	$7,488,348	$9,260,520	$61,012,514	$6,946,372	$522,566		$159,885,696

Ending balance: individually evaluated for impairment	$337,984	$116,721	$791,625	$1,581,818	$—	$—		$2,828,148

Ending balance: collectively evaluated for impairment	$74,317,392	$7,371,627	$8,468,895	$59,430,696	$6,946,372	$522,566		$157,057,548

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of the loan portfolio quality indicators by loan class recorded investment as of December 31, 2019 and 2018:

	December 31, 2019
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$73,856,550	$7,412,069	$8,468,895	$59,430,696
Special Mention	460,842	—	—	—
Substandard	337,984	76,279	791,625	1,581,818
Doubtful	—	—	—	—

	$74,655,376	$7,488,348	$9,260,520	$61,012,514

	Commercial	Consumer	Totals
Grade:
Pass	$6,946,372	$522,566	$156,637,148
Special Mention	—	—	460,842
Substandard	—	—	2,787,706
Doubtful	—	—	—

	$6,946,372	$522,566	$159,885,696

	December 31, 2018
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$69,499,216	$7,462,230	$7,351,165	$49,781,890
Special Mention	113,612	—	794,174	1,638,669
Substandard	585,047	84,965	86,728	484,223
Doubtful	—	—	—	—

	$70,197,875	$7,547,195	$8,232,067	$51,904,782

	Commercial	Consumer	Totals
Grade:
Pass	$5,250,815	$529,283	$139,874,599
Special Mention	—	—	2,546,455
Substandard	—	—	1,240,963
Doubtful	—	—	—

	$5,250,815	$529,283	$143,662,017

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table sets forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of December 31, 2019 and 2018:

	December 31, 2019
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$220,316	$—	$337,984	$558,300	$74,097,076	$74,655,376	$—	$337,984
Home equity loans and lines of credit	169,329	—	76,279	245,608	7,242,740	7,488,348	—	76,279
Construction and land development	—	—	75,728	75,728	9,184,792	9,260,520	—	75,728
Nonresidential	—	—	—	—	61,012,514	61,012,514	—	—
Other loans:
Commercial	31,510	—	—	31,510	6,914,862	6,946,372	—	—
Consumer	24,759	—	—	24,759	497,807	522,566	—	—

Total loans	$445,914	$—	$489,991	$935,905	$158,949,791	$159,885,696	$—	$489,991

	December 31, 2018
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$101,183	$158,134	$343,651	$602,968	$69,594,907	$70,197,875	$—	$585,047
Home equity loans and lines of credit	35,606	—	48,005	83,611	7,463,584	7,547,195	—	84,965
Construction and land development	86,728	—	—	86,728	8,145,339	8,232,067	—	86,728
Nonresidential	—	—	484,223	484,223	51,420,559	51,904,782	—	484,223
Other loans:
Commercial	—	—	—	—	5,250,815	5,250,815	—	—
Consumer	233	—	—	233	529,050	529,283	—	—

Total loans	$223,750	$158,134	$875,879	$1,257,763	$142,404,254	$143,662,017	$—	$1,240,963

At December 31, 2019 and 2018 there were no loans 90 days past due and still accruing interest. At December 31, 2019, the Bank had seven loans on non-accrual status with foregone interest in the amount of $17,925. At December 31, 2018, the Bank had ten loans on non-accrual status with foregone interest in the amount of $36,054.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans for the years ended December 31, 2019 and 2018:

	December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$337,984	$342,345	$—	$342,907	$11,765
Home equity loans and lines of credit	76,279	76,279	—	82,117	2,727
Construction and land development	791,625	802,625	—	836,264	54,478
Nonresidential	1,581,818	1,581,818	—	1,609,744	61,141
With an allowance recorded:
Home equity loans and lines of credit	$40,442	$40,442	$681	$43,136	$2,964
Total
One-to four-family	$337,984	$342,345	$—	$342,907	$11,765
Home equity loans and lines of credit	116,721	116,721	681	125,252	5,691
Construction and land development	791,625	802,625	—	836,264	54,478
Nonresidential	1,581,818	1,581,818	—	1,609,744	61,141

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$585,047	$650,982	$—	$655,706	$22,214
Home equity loans and lines of credit	84,965	84,965	—	86,032	3,197
Nonresidential	484,223	872,655	—	860,518	26,452
With an allowance recorded:
Home equity loans and lines of credit	$45,830	$45,869	$2,089	$47,479	$2,743
Construction and land development	86,728	86,728	6,074	87,542	3,916
Total
One-to four-family	$585,047	$650,982	$—	$655,706	$22,214
Home equity loans and lines of credit	130,795	130,834	2,089	133,511	5,940
Construction and land development	86,728	86,728	6,074	87,542	3,916
Nonresidential	484,223	872,655	—	860,518	26,452

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

Impaired loans also include certain loans that have been modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally nonaccrual loans that are modified and are considered TDRs are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. A summary of TDRs at December 31, 2019 and 2018 are as follows:

December 31, 2019	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	—	$—	$—	$—
Home equity loans and lines of credit	1	40,442	—	40,442
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

	1	$40,442	$—	$40,442

December 31, 2018	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$120,380	$120,380
Home equity loans and lines of credit	1	45,830	—	45,830
Construction and land development	—	—	—	—
Nonresidential	—	—	—	—
Commercial	—	—	—	—
Consumer	—	—	—	—

	2	$45,830	$120,380	$166,210

The Bank had one TDR at December 31, 2019 totaling $40,442 and two TDRs at December 31, 2018 totaling $166,210. For the year ended December 31, 2019, one TDR was charged-off and we recorded a loss of $49,836 during the year ending December 31, 2019. This same TDR was written down by $58,000 to the current fair market value of its underlying collateral during the year ending December 31, 2018. We recorded a total loss on this TDR of $107,836. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified. There were no TDRs reclassified to nonperforming loans during the year ended December 31, 2019 and 2018. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual.

If loans modified in a TDR subsequently default, the Bank evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

Note 5. Premises and Equipment

Premises and equipment at December 31, 2019 and 2018, were as follows:

	2019	2018
Cost
Land	$619,926	$619,926
Buildings and land improvements	2,713,105	2,683,447
Leasehold improvements	157,819	147,429
Furniture, fixtures, and equipment	923,541	911,404

Total	4,414,391	4,362,206
Less: accumulated depreciation	(2,585,725)	(2,437,688)

	$1,828,666	$1,924,518

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 5. Premises and Equipment (Continued)

Depreciation expense totaled $158,898 and $163,432 for the years ended December 31, 2019 and 2018, respectively.

The Bank has an operating lease for one of its existing branch locations. The lease expires on December 31, 2022 and contains the option to extend for two additional periods of one year. Minimum annual lease payments are as follows:

Year Ending December 31,	Payments
2020	31,590
2021	31,906
2022	32,226

$95,722

Total rent expense for leased property totaled $34,664 for each of the years ended December 31, 2019 and December 31, 2018.

Note 6. Foreclosed Real Estate

At December 31, 2019 and 2018, the Bank had $845,000 and $865,000, respectively, in foreclosed real estate. The Bank did not dispose of any foreclosed real estate during the years ended December 31, 2019 and 2018.

The following table summarizes changes in foreclosed real estate for the years ended December 31, 2019 and 2018, which are measured on a nonrecurring basis using significant unobservable, Level 3, inputs:

	2019	2018
Balance, beginning of period	$865,000	$865,000
Write-down of foreclosed real estate	(20,000)	—

Balance, end of period	$845,000	$865,000

At December 31, 2019 there were no loans in the process of foreclosure. At December 31, 2018 there were two residential real estate loans totaling $184,228 and one nonresidential real estate loan totaling $484,223 in the process of foreclosure. At December 31, 2019 and 2018, there were no residential real estate properties included in foreclosed real estate.

Note 7. Deposits

Deposits as of December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Noninterest-bearing demand	$19,780,866	$18,111,318
Interest-bearing demand	23,779,145	23,354,687
Money market	10,242,323	11,775,372
Savings	24,295,700	24,881,515
Certificates of deposit	78,342,839	75,627,343

Total deposits	$156,440,873	$153,750,235

Deposit accounts in the Bank are federally insured up to $250,000 per depositor. The aggregate amount of time deposits with balances of $250,000 or more totaled $14,113,578 and $11,415,706 at December 31, 2019 and 2018, respectively.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7. Deposits (Continued)

At December 31, 2019, certificates of deposit and their remaining maturities were as follows:

December 31,
2020	$27,378,762
2021	21,243,979
2022	14,240,137
2023	8,924,905
2024	6,555,056

$78,342,839

Deposit balances of officers and directors totaled $419,857 and $730,168 at December 31, 2019 and 2018, respectively.

Note 8. Borrowings

The Bank has advances outstanding from the Federal Home Loan Bank of Atlanta (“FHLB”). A schedule of borrowings is as follows:

December 31, 2019
Advance Amount	Rate	Maturity Date
$ 2,500,000	1.78%	12/17/2020

The Bank has an agreement with the FHLB that allows it to obtain advances secured by assets owned by the Bank. Total advances are limited to 25% of the Bank’s total assets. As of December 31, 2019 and 2018, the Bank had total credit availability of approximately $55,100,000 and $54,400,000, respectively, and remaining credit availability of approximately $52,600,000 and $54,400,000, respectively, with FHLB. As of December 31, 2019 and 2018, the Bank pledged a portion of its one-to four-family residential mortgages as collateral. The amount of loans that were deemed eligible to pledge as collateral totaled approximately $52,700,000 and $50,300,000 at December 31, 2019 and 2018, respectively. The Bank had no outstanding advances at December 31, 2018.

The Bank also has a $2,000,000 unsecured federal funds line of credit available with another financial institution, for which no amounts were outstanding as of December 31, 2019 and 2018.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9. Employee Stock Ownership Plan (Continued)

ESOP compensation represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. The ESOP compensation expense for the years ended December 31, 2019 and December 31, 2018 was $462,134 and $428,278, respectively.

A summary of ESOP shares is as follows:

	2019	2018
Shares allocated to employees	67,326	33,856
Unearned shares	270,848	304,704

Total ESOP shares	338,174	338,560

Fair value of unearned shares	$3,824,374	$3,814,894

Note 10. Income Taxes

The income tax provision reflected in the statements of income consisted of the following components for the years ended December 31, 2019 and 2018:

	2019	2018
Income tax expense
Current tax expense
Federal	$311,651	$75,568
State	61,617	—

Total current	373,268	75,568
Deferred tax (benefit) expense
Federal	(31,896)	101,882
State	26,897	45,555

Total deferred (benefit) expense	(4,999)	147,437

Total income tax expense	$368,269	$223,005

A reconciliation of tax computed at the Federal statutory tax rate of 21% to the actual tax expense for the years ended December 31, 2019 and 2018, are as follows:

	2019	2018
Tax at Federal statutory rate	$267,956	$188,186
Tax effect of:
Bank owned life insurance	(25,646)	(33,775)
Nondeductible expenses	5,012	4,198
Stock-based compensation expense	44,921	18,841
State income taxes, net of federal benefit	76,026	45,555

Income tax expense	$368,269	$223,005

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10. Income Taxes (Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2019 and 2018, are as follows:

	2019	2018
Tax at Federal statutory rate	21.0%	21.0%
Tax effect of:
Bank owned life insurance	(2.0)	(3.8)
Nondeductible expenses	0.4	0.5
Stock-based compensation expense	3.5	2.1
State income taxes, net of federal benefit	5.9	5.1

Income tax expense	28.8%	24.9%

The components of the net deferred tax asset at December 31, 2019 and 2018, were as follows:

	2019	2018
Deferred income tax assets:
Deferred compensation	$88,477	$90,243
2019 Equity Incentive Plan compensation	93,920	—
Net operating loss carryforward	—	36,796
Nonaccrual interest	4,932	9,921
Capitalized foreclosed asset expenses	318,856	416,302
Allowance for loan losses	423,536	364,153

	929,721	917,415

Deferred income tax liabilities:
Unrealized gain on securities	192,047	10,712
Accumulated depreciation	8,405	1,098
Federal Home Loan Bank stock dividends	4,611	4,611

	205,063	16,421

Net deferred income tax asset	$724,658	$900,994

The Company maintains $1,453,708 of its retained earnings as a reserve for loan losses for tax purposes. This amount has not been charged against earnings and is a restriction on retained earnings. If this balance in the reserve account is used for anything but losses on mortgage loans or payment of special assessment taxes, it will be subject to federal income taxes.

The Company follows the FASB Accounting Standards Codification, which provides guidance on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the Company’s financial statements. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the financial statements. No interest and penalties were recorded during the period ended December, 31 2019. Generally, the tax years before 2016 are no longer subject to examination by federal, state or local taxing authorities.

Note 11. Benefit Plans

Deferred Compensation Arrangements

The Bank has deferred compensation agreements with former directors and officers. Under the agreements, participants will be paid deferred compensation funded in part by the proceeds in excess of the cash surrender value of life insurance policies. The Bank recognizes the increase in cash surrender value of the insurance policies as income, which amounted to $114,468 and $124,167 during the years ended December 31, 2019 and 2018, respectively.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 11. Benefit Plans (Continued)

The Bank’s index retirement benefit plan was converted to a supplemental retirement plan which pays equal annual installments to the plan participants upon retirement. Participants are entitled to receive their retirement benefits commencing thirty days following their normal retirement date. Amounts accrued and included in other liabilities were $121,044 and $175,414 at December 31, 2019 and 2018, respectively. The liability is intended to be funded by whole life insurance policies owned by the Bank, insuring the directors.

Supplemental Executive Retirement Plan

The Bank has a Supplemental Executive Retirement Plan (“SERP”), which provides supplemental retirement benefits to the Chief Executive Officer of the Bank. The SERP provides for annual payments of $30,000 for ten years upon reaching retirement age of 65. The amounts accrued and included in other liabilities related to the Plan as of December 31, 2019 and 2018 were $200,483 and $152,532, respectively.

Total deferred compensation expense recognized during the years ended December 31, 2019 and 2018 was $47,951 and $44,127, respectively.

Defined Contribution Retirement Plan

The Bank established a 401(k) plan covering substantially all of its employees. In order to participate, employees must be 18 years of age and have completed one year of service. As of January 1, 2018, the plan provides for the Company to make contributions which will match employee deferrals on a one-to-one basis up to 3% of an employee’s eligible compensation and an additional of 50% of the next 2% of an employee’s eligible compensation for a total maximum employer contribution of 4%. Participants are 100% vested in their deferrals and employer matching contributions. Additional contributions can be made at the discretion of the Board of Directors based on the Company’s performance. Contributions for the years ended December 31, 2019 and 2018 were $76,147 and $80,307, respectively.

Note 12. Stock Based Compensation

On May 14, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (“2019 Plan”), which was approved at the Annual Meeting of Stockholders. The 2019 Plan allows for up to 169,280 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 423,200 shares to be issued to employees, executive officers or Directors in the form of stock options. At December 31, 2019, there were 161,320 restricted stock awards granted and 368,300 stock option awards granted under the 2019 Plan.

Restricted Stock Award

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

The 2019 Equity Incentive Plan Trust (“Trust”) has been established to acquire, hold, administer, invest and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Company contributed sufficient funds to the Trust for the Trust to acquire 169,280 shares of common stock which are held in the Trust subject to the restricted stock award vesting requirements. The 2019 Plan provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the 2019 Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the 2019 Plan.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12. Stock Based Compensation (Continued)

The following table presents a summary of the activity in the Company’s restricted stock for the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	161,320	13.40
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2019	161,320	$13.40

Fair value of vested shares	$—

The following table outlines the vesting schedule of the nonvested restricted stock awards as of December 31, 2019:

Year Ending December 31,	Number of Restricted Shares
2020	32,264
2021	32,264
2022	32,264
2023	32,264
2024	32,264

161,320

The Company recorded compensation expense related to restricted stock awards of $274,801 during the year ended December 31, 2019. No compensation expense was recorded for the year ended December 31, 2018. As of December 31, 2019, there was $1,886,887 of total unrecognized compensation expense related to nonvested shares granted under the 2019 Plan. The cost is expected to be recognized over a weighted average period of 4.4 years.

Stock Options

Under the above 2019 Plan, stock options are granted to provide the Company’s directors and key employees with a proprietary interest in the Company as an as incentive to contribute to its success. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. The 2019 Plan participants will vest in their options at a rate no more rapid than 20% per year over a five year period, beginning one year after the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical data. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of the options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury rate equal to the expected term of the option at the time of the grant.

The fair value of options granted to date was determined using the following assumptions as of the grant date.

Expected Stock Price Volatility	17.08%
Expected Dividend Yield	0.00%
Expected Term (In Years)	7.0
Risk-Free Rate	2.30%
Fair Value of Options Granted	$3.35

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12. Stock Based Compensation (Continued)

The following table summarizes the Company’s stock option activity and related information for the year ended December 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2019	—	$—
Granted	368,300	13.40	9.4
Vested	—		—
Forfeited	—		—

Outstanding at December 31, 2019	368,300	$13.40	9.4

Fair value of vested shares	$—

The Company recorded compensation expense related to stock options of $156,845 during the year ended December 31, 2019. No compensation expense was recorded for the year ended December 31, 2018. As of December 31, 2019 there was $1,076,960 of total unrecognized compensation expense related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted average period of 4.4 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $14.12 at December 31, 2019, the options outstanding had an intrinsic value of $265,176.

Note 13. Stock Repurchases

On May 14, 2019, the Board of Directors authorized the repurchase of up to 169,280 shares of the Company’s outstanding common stock for the Trust in accordance with the 2019 Equity Incentive Plan disclosed in Note 12. The repurchase program was equal to the number of restricted stock awards eligible to be granted in the 2019 Plan.

The following table sets forth information in connection with repurchases of the Company’s shares of common stock for the 2019 Plan during the periods listed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plan
May 14 – 31, 2019	2,822	$13.69	2,822	166,458
June 1 – 30, 2019	33,135	13.85	35,957	133,323
August 1 – 31, 2019	30,000	13.69	65,957	103,323
September 1 – 30, 2019	36,000	13.92	101,957	67,323
October 1 – 31, 2019	67,323	14.09	169,280	—

On December 2, 2019, the Board of Directors authorized a plan to repurchase up to $6,000,000 of the Company’s outstanding common stock. The repurchases will be made during a one-year period, in privately negotiated transactions, or in such other manner as will comply with the applicable policy, laws and regulations.

The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the period listed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans	Maximum Value of Shares That May Yet Be Purchased Under the Plan
December 2 – 31, 2019	23,495	$14.15	$332,545	$5,667,455

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 14. Earnings Per Common Share

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

	Year Ended December 31,
	2019	2018
Net income	$907,713	$673,122

Weighted average common shares outstanding, basic	3,942,698	3,893,793

Weighted average common shares outstanding, dilutive	3,949,443	3,893,793

Earnings per common share, basic and diluted	$0.23	0.17

Note 15. Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital to Risk Weighted Assets and of Tier 1 Capital to Average Assets. Management believes, as of December 31, 2019 and 2018, all applicable capital adequacy requirements have been met.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15. Regulatory Capital Requirements (Continued)

The actual and required capital amounts and ratios of the Bank as of December 31, 2019 and 2018 were as follows (dollars in thousands):

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.875% capital conservation buffer phase-in)		To Be Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of December 31, 2019:
Common equity tier 1 capital (to risk-weighted assets)	$41,635	27.74%	$9,569	≥6.375%	$9,757	≥6.5%
Total risk-based capital (to risk-weighted assets)	43,054	28.68%	14,823	≥9.875%	15,010	≥10.0%
Tier 1 capital (to risk-weighted assets)	41,635	27.74%	11,821	≥7.875%	12,008	≥8.0%
Tier 1 capital (to average assets)	41,635	19.08%	8,731	≥4.000%	10,913	≥5.0%
As of December 31, 2018:
Common equity tier 1 capital (to risk-weighted assets)	$39,871	29.67%	$8,566	≥6.375%	$8,734	≥6.5%
Total risk-based capital (to risk-weighted assets)	41,094	30.58%	13,269	≥9.875%	13,437	≥10.0%
Tier 1 capital (to risk-weighted assets)	39,871	29.67%	10,581	≥7.875%	10,749	≥8.0%
Tier 1 capital (to average assets)	39,871	18.45%	8,643	≥4.000%	10,804	≥5.0%

Note 16. Fair Value Measurements

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

Note 16. Fair Value Measurements (Continued)

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and securities dare included within Level 2 of the hierarchy. As of December 31, 2019 and 2018 the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2019
Securities available for sale:
U.S. Government Agency and Federal obligations	$—	$9,544,342	$—	$9,544,342
Residential mortgage-backed securities	—	26,010,539	—	26,010,539
Municipal securities	—	1,535,710	—	1,535,710
December 31, 2018
Securities available for sale:
U.S. Government Agency and Federal obligations	$—	$18,220,072	$—	$18,220,072
Residential mortgage-backed securities	—	17,744,986	—	17,744,986
Municipal securities	—	1,482,365	—	1,482,365

Fair value measurements on a nonrecurring basis

Loans held for sale – The Bank’s loans held for sale are carried at the lower of cost or market. Fair value of loans held for sale is based upon outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models and are considered Level 2.

Impaired loans – The Bank measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2019 and 2018 the fair values consisted of loan balances of $2,828,148 and $1,286,793 that have been written down by $681 and $8,163, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of December 31, 2019 and 2018, the fair value of foreclosed real estate was estimated to be $845,000 and $865,000, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as Level 3.

	Level 1	Level 2	Level 3	Total
December 31, 2019
Impaired loans	$—	$—	$2,827,431	$2,827,431
Foreclosed real estate	—	—	845,000	845,000
December 31, 2018
Impaired loans	$—	$—	$1,278,630	$1,278,630
Foreclosed real estate	—	—	865,000	865,000

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (Continued)

The following table presents quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at December 31, 2019 and 2018:

	Fair Value	Value Technique(s)	Unobservable Inputs	Range or Rate Used
December 31, 2019
Impaired loans	$2,827,431	Appraised value	Discount to reflect current market conditions	0.00%
		Discounted cash flows	Discount rates	1.68%
Foreclosed real estate	$845,000	Appraised value	Discount to reflect current market conditions	10.11%
December 31, 2018
Impaired loans	$1,278,630	Appraised value	Discount to reflect current market conditions	0.00%-7.00%
		Discounted cash flows	Discount rates	4.55%
Foreclosed real estate	865,000	Appraised value	Discount to reflect current market conditions	27.92%

The remaining financial assets and liabilities are not reported on the balance sheet at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value are as follows:

		Fair Value Measurements at December 31, 2019 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents	$5,987	$5,987	$—	$—	$5,987
Time deposits in other banks	7,936	—	8,127	—	8,127
Securities available for sale	37,091	—	37,091	—	37,091
Federal Home Loan Bank stock	300	—	300	—	300
Loans held for sale	1,730	—	1,823	—	1,823
Loans, net (1)	158,245	—	—	161,954	161,954
Foreclosed real estate	845	—	—	845	845
Accrued interest receivable	655	—	655	—	655
Financial liabilities:
Deposits	156,441	—	145,617	—	145,617
Borrowings	2,500		2,550		2,550

(1)	Carrying amount is net of unearned income and the allowance for loan losses.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (Continued)

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

Note 17. Commitments and Contingencies

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of these instruments. The Bank uses the same credit policies for these instruments as it does for on-balance sheet instruments. At December 31, 2019 and 2018, the Bank had in other liabilities $40,000 and $35,000, respectively, of accrued credit losses related to these financial instruments with off-balance sheet risk.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 17. Commitments and Contingencies (Continued)

Loan commitments representing off-balance sheet risk were as follows:

	December 31,
	2019	2018
Commitments to extend credit
Residential construction	$11,893,781	$5,921,768
Residential real estate	500,000	130,000
Commercial real estate and other construction	2,834,834	2,146,083
Commitments under available lines of credit
Home equity lines of credit	5,301,358	5,519,605
Commercial lines of credit	2,475,839	810,318
Consumer lines of credit	876,623	1,026,057
Letters of credit	491,432	583,604

	$24,373,867	$16,137,435

In the normal course of business, the Bank sells loans in the secondary market. As is customary in such sales, the Bank provides indemnification to the buyer under certain circumstances. This indemnification may include the obligation to repurchase loans or refund fees by the Bank, under certain circumstances. In most cases, repurchases and losses are rare, and no provision is made for losses at the time of the sale. When repurchases and losses are probable and reasonably estimable, a provision is made in the financial statements for such estimated losses. There was no provision for losses from repurchases for December 31, 2019 and 2018.

Note 18. Condensed Parent Company Only Financial Information

Presented below are the condensed statements of financial condition as of December 31, 2019 and 2018, and related condensed statements of operations and condensed statements of cash flows for CBM Bancorp, Inc. for the years ended December 31, 2019 and 2018.

Condensed Statements of Financial Condition

	December 31, 2019	December 31, 2018
Assets
Cash in bank subsidiary	$15,034,833	$17,364,534
ESOP loan receivable	2,708,480	3,047,040
Investment in bank subsidiary	42,140,741	39,930,627
Other assets	57,454	10,074

Total assets	$59,941,508	$60,352,275

Liabilities and Stockholders’ Equity
Liabilities
Other liabilities	$6,132	$5,500

Total liabilities	6,132	$5,500

Stockholders’ Equity
Common stock	42,085	42,320
Additional paid in capital	41,210,056	40,987,146
Retained earnings	23,243,847	22,336,134
Unearned common stock held by:
Employee Stock Ownership Plan	(2,708,480)	(3,047,040)
2019 Equity Incentive Plan	(2,357,994)	—
Accumulated other comprehensive income	505,862	28,215

Total stockholders’ equity	59,935,376	60,346,775

Total liabilities and stockholders’ equity	$59,941,508	$60,352,275

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 18. Condensed Parent Company Only Financial Information (Continued)

Condensed Statements of Operations

	For the Years Ended December 31,
	2019	2018
Interest income
Income on ESOP loan	$159,970	$46,262
Interest on bank deposits	271,425	73,173

Total interest income	431,395	119,435

Non-interest expense
Professional fees	233,774	29,200
Other operating expenses	102,388	120,109

Total non-interest expense	336,162	149,309

Net income (loss) before tax expense (benefit)	95,233	(29,874)

Income tax expense (benefit)	26,206	6,274
Income (loss) before equity in undistributed earnings of Bank	69,027	(23,600)
Equity in undistributed earnings of Bank	838,686	696,722

Net income	$907,713	$673,122

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$907,713	$673,122
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of Bank	(838,686)	(696,722)
Increase in other assets	(47,381)	(10,074)
Increase in other liabilities	632	5,500

Net cash provided by (used in) operating activities	22,278	(28,174)

Cash flows from investing activities:
Capital injection into Bank from stock offering	—	(20,500,000)
Principal collected on ESOP loan	338,560	338,560

Net cash provided by (used in) investing activities	338,560	(20,161,440)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	40,939,748
Purchase of ESOP shares	—	(3,385,600)
Repurchase of common stock for 2019 Equity Incentive Plan	(2,357,994)	—
Repurchase of common stock	(332,545)	—

Net cash (used in) provided by financing activities	(2,690,539)	37,554,148

Net (decrease) increase in cash and cash equivalents	(2,329,701)	17,364,534
Cash and cash equivalents, beginning balance	17,364,534	—

Cash and cash equivalents, ending balance	$15,034,833	$17,364,534

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 19. Subsequent Event

Our business is dependent upon the ability and willingness of our customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the United States economy, which could in turn disrupt the business, activities, and operations of our customers, as well as our business and operations. Although we maintain contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel necessary to conduct our business activities. Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for us. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect to our business, financial condition and results of operations.