Form 10-Q
period 2020-03-31
CBM BANCORP, INC.
filed 2020-05-15
CIK 1742089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 12, 2020, the number of shares of common stock outstanding was 3,843,158.

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CBMB	The Nasdaq Capital Market LLC

CBM Bancorp, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1	– Consolidated Financial Statements

CBM Bancorp, Inc.

Consolidated Statements of Financial Condition

March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$1,336,419	$787,050
Interest-bearing deposits in other banks	12,228,490	5,200,071

Cash and cash equivalents	13,564,909	5,987,121

Time deposits in other banks	7,439,811	7,935,811
Securities available for sale, at fair value	32,679,206	37,090,591
Federal Home Loan Bank stock, at cost	729,700	300,400
Loans held for sale	2,639,875	1,730,430
Loans, net of unearned fees	163,842,313	159,624,611
Allowance for loan losses	(1,550,851)	(1,379,150)

Net loans	162,291,462	158,245,461
Accrued interest receivable	697,408	655,146
Bank-owned life insurance	4,742,399	4,723,825
Premises and equipment, net	1,793,973	1,828,666
Foreclosed real estate	845,000	845,000
Deferred income taxes	653,821	724,658
Prepaid expenses and other assets	404,832	334,470

Total assets	$228,482,396	$220,401,579

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$21,658,012	$19,780,866
Interest-bearing deposits	136,283,138	136,660,007

Total deposits	157,941,150	156,440,873
Advances by borrowers for taxes and insurance	925,156	538,516
Federal Home Loan Bank advances	12,500,000	2,500,000
Accounts payable and other liabilities	1,088,377	986,814

Total liabilities	172,454,683	160,466,203

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 24,000,000 shares; issued and outstanding 3,861,742 shares at March 31, 2020 and 4,208,505 shares at December 31, 2019	38,617	42,085
Additional paid in capital	36,653,283	41,210,056
Retained earnings	23,417,610	23,243,847
Unearned common stock held by:
Employee Stock Ownership Plan	(2,623,840)	(2,708,480)
2019 Equity Incentive Plan	(2,357,994)	(2,357,994)
Accumulated other comprehensive income	900,037	505,862

Total stockholders’ equity	56,027,713	59,935,376

Total liabilities and stockholders’ equity	$228,482,396	$220,401,579

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2020 and 2019

	For the Three Months Ended
	March 31,
	2020	2019
Interest and dividend income
Interest and fees on loans	$1,965,446	$1,727,283
Interest and dividends on investments	318,404	453,221

Total interest income	2,283,850	2,180,504

Interest expense
Interest on deposits	369,363	316,037
Interest on borrowings	16,133	—

Total interest expense	385,496	316,037

Net interest income	1,898,354	1,864,467

Provision for loan losses	175,000	90,000

Net interest income after provision for loan losses	1,723,354	1,774,467

Non-interest income
Service fees on deposit accounts	35,881	28,392
Income from bank-owned life insurance	18,574	18,516
Gain on sale of loans held for sale	114,650	15,246
Gain on sale of investment securities	46,551	—
Other non-interest income	29,324	30,120

Total non-interest income	244,980	92,274

Non-interest expense
Salaries, director fees and employee benefits	1,138,703	885,844
Premises and equipment	104,479	119,053
Data processing	141,141	139,893
Professional fees	115,317	122,688
FDIC premiums and regulatory assessments	16,587	30,215
Marketing	16,964	23,184
Other operating expenses	180,449	178,405

Total non-interest expense	1,713,640	1,499,282

Income before income taxes	254,694	367,459

Income tax expense	80,931	95,436

Net income	$173,763	$272,023

Earnings per common share
Basic	$0.05	0.07
Diluted	$0.05	0.07

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended March 31, 2020 and 2019

	For the Three Months Ended March 31,
	2020	2019
Net income	$173,763	$272,023
Other comprehensive income
Unrealized gain on investment securities available for sale	590,372	398,996
Reclassification adjustment for realized gain on investments securities available for sale included in net income	(46,551)	—

Total unrealized gain on investments securities available for sale	543,821	398,996
Income tax expense relating to investment securities available for sale	(149,646)	(109,793)

Other comprehensive income	394,175	289,203

Total comprehensive income	$567,938	$561,226

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2020 and 2019

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned RRP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2019	$42,320	$40,987,146	$22,336,134	$(3,047,040)	$—	$28,215	$60,346,775
Net income	—	—	272,023	—	—	—	272,023
Other comprehensive income	—	—	—	—	—	289,203	289,203
ESOP shares committed to be released	—	24,122	—	84,640	—	—	108,762

Balance, March 31, 2019	$42,320	$41,011,268	$22,608,157	$(2,962,400)	$—	$317,418	$61,016,763

Balance, January 1, 2020	$42,085	$41,210,056	$23,243,847	$(2,708,480)	$(2,357,994)	$505,862	$59,935,376
Net income	—	—	173,763	—	—	—	173,763
Other comprehensive income	—	—	—	—	—	394,175	394,175
ESOP shares committed to be released	—	27,931	—	84,640	—	—	112,571
Stock based compensation	—	168,847	—	—	—	—	168,847
Repurchase of common stock	(3,468)	(4,753,551)	—	—	—	—	(4,757,019)

Balance March 31, 2020	$38,617	$36,653,283	$23,417,610	$(2,623,840)	$(2,357,994)	$900,037	$56,027,713

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2020 and 2019

	For the Three Months
	Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$173,763	$272,023
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of securities	4,788	6,770
Gain on sale of loans held for sale	(114,650)	(15,246)
Originations of loans held for sale	(5,210,152)	(1,237,156)
Proceeds from sales of loans held for sale	4,415,357	996,985
Gain on sale of available for sale securities	(46,551)	—
Amortization of deferred loan origination costs, net of fees	(56,248)	(23,122)
Provision for loan losses	175,000	90,000
Increase in accrued interest receivable	(42,262)	(66,730)
Increase in cash surrender value of life insurance	(18,574)	(18,516)
Depreciation and amortization	36,686	42,211
ESOP compensation expense	112,571	108,762
Stock based compensation expense	168,847	—
Deferred income tax benefit	(78,809)	(4,091)
Increase in prepaid expenses and other assets	(70,362)	(58,830)
Increase in accounts payable and other liabilities	101,563	97,606

Net cash (used in) provided by operating activities	(449,033)	190,666

Cash flows from investing activities:
Net maturities (purchases) of time deposits in other banks	496,000	(497,752)
Purchases of available for sale securities	—	(8,037,204)
Proceeds from maturities, payments and calls of available for sale securities	3,431,232	2,787,427
Proceeds from sales of available for sale securities	1,565,737	—
Purchases of Federal Home Loan Bank stock	(429,300)	(33,900)
Net increase in loans	(4,164,753)	(2,646,392)
Purchases of premises and equipment	(1,993)	(6,555)

Net cash provided by (used in) investing activities	896,923	(8,434,376)

Cash flows from financing activities:
Net increase in deposits	1,500,277	642,528
Net increase in advances by borrowers	386,640	369,428
Net increase in FHLB advances	10,000,000	—
Repurchase common stock	(4,757,019)	—

Net cash provided by financing activities	7,129,898	1,011,956

Net increase (decrease) increase in cash and cash equivalents	7,577,788	(7,231,754)
Cash and cash equivalents, beginning balance	5,987,121	18,846,760

Cash and cash equivalents, ending balance	$13,564,909	$11,615,006

Supplemental disclosure of cash flows information:
Cash paid for interest	$385,928	$315,927
Cash paid for income taxes	—	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period. For further information, refer to the Bank’s annual audited consolidated financial statements and related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K dated March 27, 2020.

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

Federal Home Loan Bank of Atlanta (“FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Standards related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock represents the required investment in the common stock of the Federal Home Loan Bank of Atlanta according to a predetermined formula. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of March 31, 2020 and December 31, 2019, the Bank owned shares totaling $729,700 and $300,400, respectively.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies (Continued)

Impaired loans also include certain loans that have been modified in a troubled debt restructuring (“TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally, nonaccrual loans that are modified and are considered TDRs are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

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

Bank-Owned Life Insurance (“BOLI”)

The Bank maintains life insurance policies on certain present and former directors. These policies are split-dollar or director insurance policies. Under the split-dollar insurance policies, the Bank pays the premiums and upon the death of the insured, the Bank will receive an amount equal to the premiums paid on the policy from the policy date to the date of death. Any remaining proceeds will be paid to the beneficiary. If the policy is surrendered before the date of death, the Bank will receive the lesser of the cash surrender value or the sum of the premiums paid on the policy from the policy date to the date of surrender. Under the director insurance policies, the Bank receives the cash surrender value if the policy is surrendered or receives all benefits payable upon the death of the insured. As of March 31, 2020, and December 31, 2019, $126,201 and $122,118, respectively, was included in other liabilities related to the split-dollar insurance policies.

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

Concentrations of Credit Risk

The Bank had approximately $416,000 and approximately $0 in deposits in other financial institutions in excess of amounts insured by the FDIC, as of March 31, 2020 and December 31, 2019, respectively. The Bank’s management considers this a normal business risk. The Bank also maintains accounts with brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation.

Emerging Growth Company

The Company, as an emerging growth company (“EGC”), has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act was signed into law. The CARES ACT creates a forbearance program for federally backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the National Emergency, and provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

The CARES Act also provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.

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

Note 2. Securities

The amortized cost and estimated fair value of securities classified as available for sale at March 31, 2020 and December 31, 2019, are as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$7,474,916	$143,416	$—	$7,618,332
Residential mortgage-backed securities	23,962,560	1,098,314	—	25,060,874

	$31,437,476	$1,241,730	$—	$32,679,206

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$9,472,370	$76,651	$4,679	$9,544,342
Residential mortgage-backed securities	25,415,647	638,856	43,964	26,010,539
Municipal securities	1,504,664	31,046	—	1,535,710

	$36,392,681	$746,553	$48,643	$37,090,591

Proceeds from the sale of available for sale municipal securities totaled $1,565,737, realizing gross gains of $46,551 for the three months ended March 31, 2020. There were no sales of investment securities for the three months ended March 31, 2019.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2. Securities (Continued)

The amortized cost and estimated fair value of securities as of March 31, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$3,998,494	$4,035,061
Due after one year through five years	3,476,422	3,583,271
Due five years to ten years	—	—
Due after ten years	—	—
Mortgage-backed, in monthly installments	23,962,560	25,060,874

	$31,437,476	$32,679,206

	December 31, 2019
	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,000,000	$998,407
Due after one year through five years	9,474,467	9,560,135
Due five years to ten years	502,567	521,510
Due after ten years	—	—
Mortgage-backed, in monthly installments	25,415,647	26,010,539

	$36,392,681	$37,090,591

The Bank did not have any securities with gross unrealized losses at March 31, 2020. Securities with gross unrealized losses at December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

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

At March 31, 2020, the Bank held no investments with gross unrealized losses. At December 31, 2019, the Bank held seven investments with gross unrealized losses totaling $48,643. The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security.

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

There were no securities pledged as of March 31, 2020 and December 31, 2019.

Note 3. Loans

The Bank currently manages its credit products and respective exposure to credit losses by the following specific portfolio segments which are levels at which the Bank develops and documents its systematic methodology to determine the allowance for loan losses attributable to each respective portfolio segment. The segments are:

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

The Bank makes loans to customers primarily in the Baltimore Metropolitan Area and its surrounding counties. The principal loan portfolio segment balances at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
Real estate loans
One-to four-family	$77,108,832	$74,655,376
Home equity loans and lines of credit	7,281,582	7,488,348
Construction and land development	10,176,933	9,260,520
Nonresidential	61,935,252	61,012,514

Total real estate loans	156,502,599	152,416,758

Other loans
Commercial	7,105,201	6,946,372
Consumer	456,814	522,566

Total other loans	7,562,015	7,468,938

Total loans	164,064,614	159,885,696

Net deferred loan origination fees and costs	(222,301)	(261,085)
Allowance for loan losses	(1,550,851)	(1,379,150)

Total loans, net	$162,291,462	$158,245,461

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the balance sheet. Overdrafts were $2,797 and $25,714 at March 31, 2020 and December 31, 2019, respectively.

Nonresidential real estate loans entail greater risks compared to residential real estate loans because they typically involved larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the company, as repayment of the loan generally is dependent, in large part, on the sufficient income for the property to cover operating expenses and debt service. Changes in economic conditions, such as the COVID-19 pandemic, that are not in the control of the borrower or lender could negatively impact the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for nonresidential real estate than residential properties.

The following table provides information regarding our nonresidential real estate loans by type at March 31, 2020.

Type of Loan	Number of Loans	Balance
Office	33	$16,728,139
Retail	17	13,189,040
Warehouse/Industrial	16	10,974,929
Apartment/Multifamily	16	8,276,994
Hotel	5	7,465,906
Other	11	3,118,332
Restaurant	4	1,256,752
Religious/Church Related	5	925,160

	107	$61,935,252

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3. Loans (Continued)

Paycheck Protection Program

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).

As a qualified SBA lender, we were automatically authorized to originate PPP loans. An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million dollars. PPP loans will have: (a) an interest rate of 1.0%, (b) two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including an accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business entity are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

We intend to limit our investment in PPP loans to up to 20% of the Bank’s capital or approximately $8.6 million in loans. As of April 24, 2020, we had received 79 applications for up to $8.2 million of loans under the PPP and have received approval for 35 applications for $6.1 million of loans.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following tables summarize the activity in the allowance for losses for the three months ended March 31, 2020 and 2019 and for the year ended December 31, 2019 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of March 31, 2020, March 31, 2019 and December 31, 2019.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of March 31, 2020
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Allowance for loans losses:
Beginning Balance – January 1, 2020	$331,605	$62,603	$179,541	$683,453	$55,571	$6,950	$59,427	$1,379,150
Charge-offs	(263)	—	—	—	—	(3,633)	—	(3,896)
Recoveries	—	597	—	—	—	—	—	597
Provision	48,887	1,643	27,241	125,565	11,928	2,210	(42,474)	175,000

Ending Balance – March 31, 2020	$380,229	$64,843	$206,782	$809,018	$67,499	$5,527	$16,953	$1,550,851

Ending balance: individually evaluated for impairment	$—	$385	$—	$—	$—	$—	$—	$385

Ending balance: collectively evaluated for impairment	$380,229	$64,458	$206,782	$809,018	$67,499	$5,527	$16,953	$1,550,466

Loans:
Ending balance	$77,108,832	$7,281,582	$10,176,933	$61,935,252	$7,105,201	$456,814		$164,064,614

Ending balance: individually evaluated for impairment	$265,377	$39,103	$—	$1,560,753	$—	$—		$1,865,233

Ending balance: collectively evaluated for impairment	$76,843,455	$7,242,479	$10,176,933	$60,374,499	$7,105,201	$456,814		$162,199,381

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

The Bank utilizes an internal rating system to monitor the credit quality of the overall loan portfolio. A description of the general characteristics is as follows:

•

Pass – A pass loan is considered of sufficient quality to preclude a special mention or an adverse rating. Pass assets are generally well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral. The pass classification also includes watch credits which have all of the characteristics of a pass loan but warrant more than the normal level of supervision.

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

•

Substandard – A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness, or weaknesses, that jeopardize the collection or liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. This will be the measurement for determining if a loan is impaired.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of the loan portfolio quality indicators by loan class recorded investment as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	One-to Four- Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$76,597,036	$7,281,582	$10,176,933	$60,374,499
Special Mention	246,419	—	—	—
Substandard	265,377	—	—	1,560,753
Doubtful	—	—	—	—

	$77,108,832	$7,281,582	$10,176,933	$61,935,252

	Commercial	Consumer	Totals
Grade:
Pass	$7,105,201	$456,814	$161,992,065
Special Mention	—	—	246,419
Substandard	—	—	1,826,130
Doubtful	—	—	—

	$7,105,201	$456,814	$164,064,614

	December 31, 2019
	One-to Four- Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$73,856,550	$7,412,069	$8,468,895	$59,430,696
Special Mention	460,842	—	—	—
Substandard	337,984	76,279	791,625	1,581,818
Doubtful	—	—	—	—

	$74,655,376	$7,488,348	$9,260,520	$61,012,514

	Commercial	Consumer	Totals
Grade:
Pass	$6,946,372	$522,566	$156,637,148
Special Mention	—	—	460,842
Substandard	—	—	2,787,706
Doubtful	—	—	—

	$6,946,372	$522,566	$159,885,696

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table sets forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$221,635	$—	$113,102	$334,737	$76,774,095	$77,108,832	$—	$265,377
Home equity loans and lines of credit	—	—	—	—	7,281,582	7,281,582	—	—
Construction and land development	—	—	—	—	10,176,933	10,176,933	—	—
Nonresidential	—	—	—	—	61,935,252	61,935,252	—	—

Other loans:
Commercial	—	—	—	—	7,105,201	7,105,201	—	—
Consumer	—	—	—	—	456,814	456,814	—	—

Total loans	$221,635	$—	$113,102	$334,737	$163,729,877	$164,064,614	$—	$265,377

	December 31, 2019
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$220,316	$—	$337,984	$558,300	$74,097,076	$74,655,376	$—	$337,984
Home equity loans and lines of credit	169,329	—	76,279	245,608	7,242,740	7,488,348	—	76,279
Construction and land development	—	—	75,728	75,728	9,184,792	9,260,520	—	75,728
Nonresidential	—	—	—	—	61,012,514	61,012,514	—	—

Other loans:
Commercial	31,510	—	—	31,510	6,914,862	6,946,372	—	—
Consumer	24,759	—	—	24,759	497,807	522,566	—	—

Total loans	$445,914	$—	$489,991	$935,905	$158,949,791	$159,885,696	$—	$489,991

At March 31, 2020 and December 31, 2019 there were no loans 90 days past due and still accruing interest. At March 31, 2020, the Bank had three loans on non-accrual status with foregone interest in the amount of $6,511. At December 31, 2019, the Bank had seven loans on non-accrual status with foregone interest in the amount of $17,925.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans for the three months ended March 31, 2020 and 2019 and the year ended and December 31, 2019:

				Three Months Ended
	Impaired Loans at March 31, 2020			March 31, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to four-family	$265,377	$267,279	$—	$266,868	$4,896
Nonresidential	1,560,753	1,560,753	—	1,571,286	23,466
With an allowance recorded:
Home equity loans and lines of credit	$39,103	$39,103	$385	$39,773	$2,964
Total
One-to four-family	$265,377	$267,279	$—	$266,868	$4,896
Home equity loans and lines of credit	39,103	39,103	385	39,773	2,964
Nonresidential	1,560,753	1,560,753	—	1,571,286	23,466

				Three Months Ended
	Impaired Loans at March 31, 2019			March 31, 2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to four-family	$459,430	$463,756	$—	$462,049	$5,301
Home equity loans and lines of credit	82,885	82,885	—	83,925	1,934
Nonresidential	484,223	871,107	—	484,223	—
With an allowance recorded:
One-to four-family	$202,354	$263,605	$61,125	$202,601	$1,337
Home equity loans and lines of credit	44,315	44,315	1,541	45,073	875
Construction and land development	86,728	86,728	6,074	86,728	—
Nonresidential
Total
One-to four-family	$661,784	$727,361	$61,125	$664,650	$6,638
Home equity loans and lines of credit	127,200	127,200	1,541	128,998	2,809
Construction and land development	86,728	86,728	6,074	86,728	—
Nonresidential	484,223	871,107	—	484,223	—

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	December 31, 2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to four-family	$337,984	$342,345	$—	$342,907	$11,765
Home equity loans and lines of credit	76,279	76,279	—	82,117	2,727
Construction and land development	791,625	802,625		836,264	54,478
Nonresidential	1,581,818	1,581,818	—	1,609,744	61,141

With an allowance recorded:
Home equity loans and lines of credit	$40,442	$40,442	$681	$43,136	$2,964

Total
One-to four-family	$337,984	$342,345	$—	$342,907	$11,765
Home equity loans and lines of credit	116,721	116,721	681	125,252	5,691
Construction and land development	791,625	802,625	—	836,264	54,478
Nonresidential	1,581,818	1,581,818	—	1,609,744	61,141

Impaired loans also include certain loans that have been modified in a TDR to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally, nonaccrual loans that are modified and are considered TDRs are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. A summary of TDRs at March 31, 2020 and December 31, 2019 are as follows:

March 31, 2020	Number of Contracts	Performing	Nonperforming	Total
Home equity loans and lines of credit	1	$39,103	$—	$39,103

December 31, 2019	Number of Contracts	Performing	Nonperforming	Total
Home equity loans and lines of credit	1	$40,442	$—	$40,442

The Bank had one TDR at March 31, 2020 totaling $39,103 and one TDR at December 31, 2019 totaling $40,442. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified. There were no nonperforming TDRs reclassified to nonperforming loans during the three months ended March 31, 2020 and 2019. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. If loans modified in a TDR subsequently default, the Bank evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The CARES Act provided financial institutions the option, which the Bank has elected to apply, to temporarily suspend certain requirements under U.S. GAAP relating to TDRs for a limited period of time to account for the effects of COVID-19. Financial institutions were encouraged to work prudently with borrowers who are or may be unable to meet their contractual obligations because of the effects of COVID-19. Financial institutions generally do not need to categorize COVID-19 related modifications as TDRs as long as the borrower was not experiencing financial difficulty prior to the effects of COVID-19.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

As of April 24, 2020, the Bank had received requests to modify 52 loans due to the effects of COVID-19. The modifications primarily consist of interest only payments with the deferral of principal for up to six months, dependent on the borrower and their financial situation. The breakdown of loan modification requests by type is as follows:

	Number of loans	Balance
Real estate loans
One-to four-family	18	$3,107,843
Home equity loans and lines of credit	3	94,728
Construction and land development	2	327,843
Nonresidential	21	17,305,269

Total real estate loans	44	20,835,863

Other loans
Commercial	6	1,716,312
Consumer	2	56,149

Total other loans	8	1,772,461

Total loans	52	$22,608,144

Note 5. Foreclosed Real Estate

At both March 31, 2020 and December 31, 2019, the Bank had $845,000 in foreclosed real estate. The Bank did not dispose of any foreclosed real estate during the three months ended March 31, 2020 and March 31, 2019 and the twelve months ended December 31, 2019.

The following table summarizes changes in foreclosed real estate for the three months ended March 31, 2020 and 2019 and for the year ended December 31, 2018, which are measured on a nonrecurring basis using significant unobservable, Level 3, inputs:

	March 31,		December 31,
	2020	2019	2019
Balance, beginning of period	$845,000	$865,000	$865,000
Write-down of foreclosed real estate	—	—	(20,000)

Balance, end of period	$845,000	$865,000	$845,000

At March 31, 2020 there were no residential real estate loans in the process of foreclosure. At December 31, 2019 there were no residential real estate loans in the process of foreclosure. At March 31, 2020 and December 31, 2019, there were no residential real estate properties included in foreclosed real estate.

Note 6. Deposits

Deposits are summarized as follows:

	March 31, 2020	December 31, 2019
Noninterest-bearing demand	$21,658,012	$19,780,866
Interest-bearing demand	23,459,259	23,779,145
Money market	9,670,363	10,242,323
Savings	24,515,788	24,295,700
Certificates of deposit	78,637,728	78,342,839

Total deposits	$157,941,150	$156,440,873

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6. Deposits (Continued)

Deposit accounts in the Bank are federally insured up to $250,000 per depositor. The aggregate amount of time deposits with balances of $250,000 or more totaled $15,135,158 and $14,113,578 at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020 certificates of deposit and their remaining maturities were as follows:

March 31,
2021	$29,264,377
2022	19,178,981
2023	14,368,762
2024	8,959,675
2025	6,865,933

$78,637,728

Deposit balances of officers and directors totaled $921,560 and $419,857 at March 31, 2020 and December 31, 2019, respectively.

Note 7. Borrowings

The Bank has advances outstanding from the Federal Home Loan Bank of Atlanta (“FHLB”). A schedule of borrowings is as follows:

March 31, 2020			December 31, 2019
Advance Amount	Rate	Maturity Date	Advance Amount	Rate	Maturity Date
$2,500,000	0.33%	05/20/2020	$2,500,000	1.78%	12/17/2020
5,000,000	0.55%	09/14/2020
5,000,000	0.95%	03/06/2023

$12,500,000			$2,500,000

At March 31, 2020 FHLB advances and their remaining maturities were as follows:

March 31,
2021	$7,500,000
2022	—
2023	5,000,000
2024	—
2025	—

$12,500,000

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7. Borrowings (Continued)

The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) that allows it to obtain advances secured by assets owned by the Bank. Total advances are limited to 25% of the Bank’s total assets. As of March 31, 2020 and December 31, 2019, the Bank had availability of $55,085,000 and $55,100,000, respectively, and remaining credit availability of approximately $42,600,000 and $52,600,000, respectively, with FHLB. As of March 31, 2020 and December 31, 2019, the Bank pledged a portion of its one-to four-family residential mortgages as collateral. The amount of loans that were deemed eligible to pledge as collateral totaled approximately $53,300,000 and $50,320,000 at March 31, 2020 and December 31, 2019, respectively.

The Bank also has a $2,000,000 unsecured federal funds line of credit available with another financial institution, for which no amounts were outstanding as of March 31, 2020 and December 31, 2019.

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

The ESOP compensation expense for the three months ended March 31, 2020 and 2019 was $112,571 and $108,762, respectively. This amount represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. At March 31, 2020, there were 270,848 shares not yet released having an aggregate market value of approximately $3,136,420.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9. Stock Based Compensation

On May 14, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (“2019 Plan”), which was approved at the Annual Meeting of Stockholders. The 2019 Plan allows for up to 169,280 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 423,200 shares to be issued to employees, executive officers or Directors in the form of stock options. At March 31, 2020, there were 161,320 restricted stock awards granted and 368,300 stock option awards granted under the 2019 Plan.

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

The 2019 Equity Incentive Plan Trust (“Trust”) has been established to acquire, hold, administer, invest and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Company contributed sufficient funds to the Trust for the Trust to acquire 169,280 shares of common stock which is held in the Trust subject to the restricted stock award vesting requirements. The 2019 Plan provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the 2019 Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the 2019 Plan.

The following table presents a summary of the activity in the Company’s restricted stock for the three months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	—	$—
Granted	161,320	13.40
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2020	161,320	$13.40

Fair value of vested shares	$—

The 2019 Plan was not adopted until May 14, 2019, therefore there were no shares granted for the three months ended March 31, 2019.

The following table outlines the vesting schedule of the nonvested restricted stock awards as of March 31, 2020:

Year Ending December 31,	Number of Restricted Shares
2020	32,264
2021	32,264
2022	32,264
2023	32,264
2024	32,264

161,320

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9. Stock Based Compensation (Continued)

The Company recorded compensation expense related to restricted stock awards of $107,494 during the three months ended March 31, 2020. No compensation expense was recorded for the three months ended March 31, 2019. As of March 31, 2020, there was $1,779,393 of total unrecognized compensation expense related to nonvested shares granted under the 2019 Plan. The cost is expected to be recognized over a weighted average period of 4.1 years.

Stock Options

Under the above 2019 Plan, stock options are granted to provide the Company’s directors and key employees with a proprietary interest in the Company as an as incentive to contribute to its success. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. The 2019 Plan participants will vest in their options at a rate no more rapid than 20% per year over a five-year period, beginning one year after the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical data. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of the options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury rate equal to the expected term of the option at the time of the grant.

The fair value of options granted to date was determined using the following assumptions as of the grant date.

Expected Stock Price Volatility	17.08%
Expected Dividend Yield	0.00%
Expected Term (In Years)	7.0
Risk-Free Rate	2.30%
Fair Value of Options Granted	$3.35

The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2020	—	$—
Granted	368,300	13.40	9.40
Vested	—		—
Forfeited	—		—

Outstanding at March 31, 2020	368,300	$13.40	9.40

Fair value of vested shares	$—

The 2019 Plan was not adopted until May 14, 2019, therefore there were no shares granted for the three months ended March 31, 2019.

The Company recorded compensation expense related to stock options of $61,353 during the three months ended March 31, 2020. No compensation expense was recorded for the three months ended March 31, 2019 relating to stock options. As of March 31, 2020, there was $1,015,607 of total unrecognized compensation expense related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted average period of 4.1years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $11.58 at March 31, 2020, the intrinsic value of the stock is currently less than the exercise price of the option.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10. Common Stock

On May 14, 2019, the Board of Directors authorized the repurchase of up to 169,280 shares of the Company’s outstanding common stock for the Trust. The repurchase program was equal to the number of restricted stock shares eligible to be granted in the 2019 Plan and 169,280 shares were repurchased during the year ending December 31, 2019.

On December 2, 2019, the Board of Directors authorized a plan to repurchase up to $6,000,000 of the Company’s outstanding common stock. The repurchases will be made during a one-year period in privately negotiated transactions, or in such other manner as will comply with applicable policy, laws and regulations.

The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the period listed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans	Maximum Value of Shares That May Yet Be Purchased Under the Plan
December 2 – 31, 2019	23,495	$13.69	$332,545	$5,667,455
January 1 – 31, 2020	76,675	14.23	1,423,565	4,576,435
February 1 – 29, 2020	7,500	14.34	1,531,121	4,468,879
March 1 – 31, 2020	262,588	13.55	5,089,565	910,435

On March 25, 2020, the Board of Directors of the Company declared a special cash dividend of $0.50 per share on the Company’s outstanding shares of common stock. The special cash dividend is payable to the Company’s stockholders of record as of April 6, 2020 and was paid on April 17, 2020.

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

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net income	$173,763	$272,023

Weighted average common shares outstanding - basic	3,804,938	3,927,296

Weighted average common shares outstanding - dilutive	3,804,938	3,927,296

Earnings per common share, basic and diluted	$0.05	$0.07

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12. Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. These capital requirements were modified in 2013 with the Basel III capital rules, which establish a new comprehensive capital framework for U.S. banking organizations. The Bank became subject to the new rules on January 1, 2015, with a phase-in period for many of the new provisions which was fully phased in on January 1, 2019. As of March 31, 2020, the Company’s capital levels remained characterized as “well-capitalized” under the new rules. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital to Risk Weighted Assets and of Tier 1 Capital to Average Assets. Management believes, as of March 31, 2020 and December 31, 2019, all applicable capital adequacy requirements have been met.

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

The actual and required capital amounts and ratios of the Bank as of March 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

	Actual		Minimum Regulatory Capital Ratios under Basel III		To Be Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2020:
Common equity tier 1 capital (to risk-weighted assets)	$42,070	27.48%	$9,950	≥6.50%	$9,950	≥6.50%
Total risk-based capital (to risk-weighted assets)	43,661	28.52%	15,308	≥10.0%	15,308	≥10.0%
Tier 1 capital (to risk-weighted assets)	42,070	27.48%	12,246	≥8.0%	12,246	≥8.0%
Tier 1 capital (to average assets)	42,070	18.92%	8,893	≥4.0%	11,116	≥5.0%

As of December 31, 2019:
Common equity tier 1 capital (to risk-weighted assets)	$41,635	27.74%	$9,569	≥6.375%	$9,757	≥6.50%
Total risk-based capital (to risk-weighted assets)	43,054	28.68%	14,823	≥9.875%	15,010	≥10.0%
Tier 1 capital (to risk-weighted assets)	41,635	27.74%	11,821	≥7.875%	12,008	≥8.0%
Tier 1 capital (to average assets)	41,635	19.08%	8,731	≥4.000%	10,913	≥5.0%

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13. Fair Value Measurements (Continued)

As of March 31, 2020 and December 31, 2019 the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3	Total
March 31, 2020
Securities available for sale:
U.S. Government Agency and Federal Obligations	$—	$7,618,332	$—	$7,618,332
Residential mortgage-backed securities		25,060,874	—	25,060,874
December 31, 2019
Securities available for sale:
U.S. Government Agency and Federal Obligations	$—	$9,544,342	$—	$9,544,342
Residential mortgage-backed securities		26,010,539	—	26,010,539
Municipal Securities	—	1,535,710	—	1,535,710

Fair value measurements on a nonrecurring basis

Impaired loans – The Bank measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2020 and December 31, 2019 the fair values consisted of loan balances of $1,865,233 and $2,828,148 that have been written down by $385 and $681, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of March 31, 2020 and December 31, 2019, the fair value of foreclosed real estate was estimated to be $845,000. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as Level 3.

	Level 1	Level 2	Level 3	Total
March 31, 2020
Impaired loans	$—	$—	$1,864,848	$1,864,848
Foreclosed real estate	—	—	845,000	845,000
December 31, 2019
Impaired loans	$—	$—	$2,827,467	$2,827,467
Foreclosed real estate	—	—	845,000	845,000

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13. Fair Value Measurements (Continued)

The following table presents quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019:

	Fair Value	Value Technique(s)	Unobservable Inputs	Range or Rate Used
March 31, 2020
Impaired loans	$1,864,848	Appraised value	Discount to reflect current market conditions	0.00%
		Discounted cash flows	Discount rates	0.98%
Foreclosed real estate	$845,000	Appraised value	Discount to reflect current market conditions	10.11%
December 31, 2019
Impaired loans	$2,827,467	Appraised value	Discount to reflect current market conditions	0.00%
		Discounted cash flows	Discount rates	1.68%
Foreclosed real estate	$845,000	Appraised value	Discount to reflect current market conditions	10.11%

The remaining financial assets and liabilities are not reported on the balance sheet at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value are as follows:

		Fair Value Measurements at March 31, 2020 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$13,565	$13,565	$—	$—	$13,565
Time deposits in other banks	7,440	—	7,474	—	7,474
Securities available for sale	32,679	—	32,679	—	32,679
Federal Home Loan Bank stock	730	—	730	—	730
Loans held for sale	2,640	—	2,722	—	2,722
Loans, net (1)	162,291	—	—	167,410	167,410
Foreclosed real estate	845	—	—	845	845
Accrued interest receivable	654	—	654	—	654
Financial liabilities:
Deposits	157,941	—	151,883	—	151,883
Borrowings	12,500	—	12,829		12,829

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

Statement Regarding Forward-Looking Statements

Overview

Management’s discussion and analysis of financial condition at March 31, 2020 and December 31, 2019 and results of operations for the three months ended March 31, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item1, of this quarterly report on Form 10-Q.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may,” “will,” “anticipate,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Prospectus dated August 7, 2018 (filed with the Securities and Exchange Commission on August 15, 2018), and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

General

The COVID-19 pandemic has adversely affected our ability to conduct normal business, has adversely affected our customers, and the adverse impacts could be significant.

The COVID-19 pandemic has adversely impacted our business and financial results, and its ultimate impact on our business will depend on highly uncertain and unpredictable future developments, including the magnitude and duration of the pandemic and actions taken by governmental authorities in response to the pandemic, particularly within our geographic footprint. The pandemic has resulted in temporary closures of many businesses, some of which include our borrowers, and the institution of social distancing and sheltering in place requirements in many states and communities, including our market area. As a result, the business disruption may be significant, which could adversely affect our business, and financial position. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the national economy and our market area worsens, or more clients draw on their lines or credit or seek additional loans to help finance their businesses. Small and mid-sized businesses make up a large portion of our commercial loan portfolio, and are particularly vulnerable to the financial effects of the COVID-19 pandemic due to their increased reliance on continuing cash flow to fund day-to-day operations. Although government programs have sought, and may further seek, to provide relief to these types of businesses, there can be no assurance that these programs will succeed. Our business operations may also be disrupted if significant portions of our workforce, key personnel or third-party service providers are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Until the COVID-19 pandemic subsides, it will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios.

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

On March 27, 2020, the CARES Act was signed into law. The CARES Act contains provisions that, among other things, provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. We intend to follow the guidance provided under the CARES Act.

Because of the short timeframe between the passing of the CARES Act and the opening of the PPP on April 3, 2020, there is some ambiguity in the laws, rules and guidance regarding operation of the PPP. The SBA subsequently notified lenders that the funds initially earmarked for the PPP were exhausted. Congress has approved additional funding for the PPP, and President Trump signed the new legislation on April 24, 2020.

Since commencement of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant litigation costs, financial liability or reputational damage.

The Bank also may have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which loans were originated, funded, or serviced by the Bank. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

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

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets. Total assets increased $8.1 million, or 3.68%, to $228.5 million at March 31, 2020 from $220.4 million at December 31, 2019. The increase in total assets was primarily due to an increase in our balances being held in interest bearing deposits in other banks, an increase in loans offset by a decrease in investment securities due to principal payments, sales and calls, as discussed in more detail below.

Cash and Cash Equivalents. Cash and cash equivalents increased $7.5 million to $13.6 million at March 31, 2020 from $6.0 million at December 31, 2019. The increase cash and cash equivalents was primarily in interest bearing deposits in other banks and was funded with borrowings from the FHLB to provide additional liquidity during COVID-19. Additional liquidity is being maintained as a result of COVID-19 in order to ensure that we have the necessary funding available to fund loans, including PPP loans, as well as meet the demands of our depositors, if necessary.

Time Deposits in Other Banks. Time deposits in other banks decreased by $496,000, or 6.25%, to $7.4 million at March 31, 2020 from $7.9 million at December 31, 2019. This decrease was due to calls of time deposits in other banks.

Investment Securities. Investment securities decreased $4.4 million, or 11.86%, to $32.7 million at March 31, 2020 from $37.1 million at December 31, 2019. The decrease was due to the sale of our municipal securities in the amount of $1.6 million and calls and principal repayments of $3.4 million. At March 31, 2020 all of our investment securities are classified as available for sale.

Net Loans. Net loans increased $4.0 million, or 2.59%, to $162.3 million at March 31, 2020 from $158.3 million at December 31, 2019. One-to four-family residential real estate loans increased $2.4 million, or 3.21%, to $77.1 million at March 31, 2020 from $74.7 million at December 31, 2019. Our construction and land development loans increased $916,000, or 9.89%, to $10.2 million at March 31, 2020 from $9.3 million at December 31, 2019. Our nonresidential loans increased $923,000, or 1.51%, to $61.9 million at March 31, 2020 from $61.0 million at December 31, 2019. Our commercial loans increased $159,000, or 2.29%, to $7.1 million at March 31, 2020 from $7.0 million at December 31, 2019. Our home equity loans and lines of credit decreased by $207,000, or 2.76%, to $7.3 million at March 31, 2020 from $7.5 million as of December 31, 2019. Our consumer loans remained relatively the same at March 31, 2020 compared to December 31, 2019.

Bank-owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At March 31, 2020 and December 31, 2019, the aggregate cash surrender value of these policies was $4.7 million.

Deposits. Deposits increased $1.5 million, or 0.96%, to $157.9 million at March 31, 2020 from $156.4 million at December 31, 2019. Our non-interest-bearing demand deposits increased $1.9 million, or 9.60%, to $21.7 million at March 31, 2020 from $19.8 million at December 31, 2019. Our interest-bearing demand deposits decreased $320,000, or 1.35%, to $23.4 million at March 31, 2020 from $23.8 million at December 31, 2019. Our money market deposits decreased $572,000, or 5.58%, to $9.7 million at March 31, 2020 from $10.2 million at December 31, 2019. Our savings accounts and certificates of deposit remained relatively the same at March 31, 2020 compared to December 31, 2019.

Total Stockholders’ Equity. Total stockholders’ equity decreased by $3.9 million to $56.0 million at March 31, 2020 from $59.9 million at December 31, 2019. Earnings of $173,000, an increase of $394,000 in other comprehensive income related to interest fluctuations on the Company’s available for sale securities and an increase of $281,000 in additional paid in capital for the recording of stock-based compensation relating to the ESOP and the 2019 Equity Incentive Plan were offset by the repurchase of $4.8 million in common stock, which is part of the stock repurchase plan that was approved by the Board of Directors on December 2, 2019.

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

	For the Three Months Ended March 31,
	2020			2019
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$162,016	$1,965	4.86%	$143,684	$1,727	4.87%
Interest-bearing deposits in other banks	6,783	15	0.89%	15,280	87	2.31%
Time deposits in other banks	7,925	56	2.83%	7,146	51	2.89%
Investment securities	34,412	244	2.84%	40,516	312	3.12%
Federal Home Loan Bank stock	424	4	3.78%	248	3	4.91%

Total interest-earning assets	211,560	2,284	4.33%	206,874	2,180	4.27%
Non-interest-earning assets	10,926			9,138

Total assets	$222,486			$216,012

Interest bearing liabilities:
Interest-bearing demand	$23,289	$17	0.29%	$23,325	$13	0.23%
Money market	9,971	5	0.20%	11,606	6	0.21%
Savings	24,498	3	0.05%	25,150	3	0.05%
Certificates of deposit	79,964	344	1.73%	75,881	294	1.57%

Total deposits	137,722	369	1.07%	135,962	316	0.94%
Borrowed funds	5,352	16	1.20%	—	—	—

Total interest-bearing liabilities	143,074	385	1.08%	135,962	316	0.94%

Non-interest-bearing liabilities	21,258			19,393

Total liabilities	164,332			155,355
Equity	58,154			60,657

Total liabilities and equity	$222,486			$216,012

Net interest income		$1,899			$1,864

Interest rate spread(1)			3.25%			3.33%
Net interest-earning assets(2)	$68,486			$70,912

Net interest margin(3)			3.60%			3.65%
Average interest-earning assets to average-interest bearing liabilities	147,87%			152.16%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and March 31, 2019

General. Net income was $174,000 for the three months ended March 31, 2020 compared to $272,000 for the three months ended March 31, 2019. The decrease was due primarily to an increase in non-interest expense of $214,000, or 14.28%, to $1.7 million for the three months ended March 31, 2020 compared to $1.5 million for the three months ended March 31, 2019 and a decrease in net interest income after provision for loan losses of $52,000, or 2.93%, to $1.7 million for the three months ended March 31, 2020 from $1.8 million for the three months ended March 31, 2019. The decrease was offset by an increase in non-interest income of $153,000 to $245,000 for the three months ended March 31, 2020 from $92,000 for the three months ended March 31, 2019.

Interest Income. Total interest income increased $103,000, or 4.72%, to $2.3 million for the three months ended March 31, 2020 from $2.2 million for the three months ended March 31, 2019. The increase in interest income was due toa combination of the increase in average interest-earning assets and an increase in the average yield on interest-earning assets for the three months March 31, 2020 compared to the three months ended March 31, 2019.

Interest income and fees on loans increased $238,000, or 13.78%, to $2.0 million for the three months ended March 31, 2020 from $1.7 million for three months ended March 31, 2019. Our average balance of loans increased $18.3 million, or 12.73%, to $162.0 million for the three months ended March 31, 2020 from $143.7 million for the three months ended March 31, 2019. Our average yield on loans decreased one basis point to 4.86% for the three months ended March 31, 2020 from 4.87% for the three months ended March 31, 2019.

Interest and dividends on interest-bearing deposits in other banks, time deposits in other banks, and investments decreased $134,000, or 29.58%, to $319,000 for the three months ended March 31, 2020 from $453,000 for the three months ended March 31, 2019. The average balances in interest-bearing deposits in other banks, time deposits in other banks and investments decreased $13.7 million to $49.5 million for the three months ended March 31, 2020 from $63.2 million for the three months ended March 31, 2019 primarily due to the funding of loan growth. . The average rate we earned on interest-bearing deposits in other banks, time deposits in other banks and investments decreased 30 basis points to 2.61% for the three months ended March 31, 2020 from 2.91% for the three months ended March 31, 2019 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate decreases as well as decreases in average interest rates on investments due to sales and calls of higher yielding investment securities.

Interest Expense. Interest expense increased $69,000, or 21.84%, to $385,000 for the three months ended March 31, 2020 from $316,000 for the three months ended March 31, 2019. Our average balance of interest-bearing liabilities increased $7.1 million, or 5.22%, to $143.1 million for the three months ended March 31, 2020 from $136.0 million for the three months ended March 31, 2019. The increase was due primarily to an increase in borrowed funds and an increase in certificates of deposit balances offset by decreases in money market accounts. Our average rate paid on interest-bearing deposits increased 13 basis points to 1.07% for the three months ended March 31, 2020 from 0.94% for the three months ended March 31, 2019 primarily due to an increase in the average rate paid on certificates of deposit accounts and the average rate paid on borrowings which was 1.20% as of March 31, 2020.

Net Interest Income. Net interest income increased $34,000, or 1.82%, to $1.9 million for the three months ended March 31, 2020 from $1.9 million for the three months ended March 31, 2019. The increase in net interest income was primarily due to an increase in our average loans, which is our highest interest-earning asset, which increased $18.3 million, to $162.0 million at March 31, 2020 from $143.7 million at March 31, 2019. This increase in income attributed to the increase in average loans was offset by the overall decrease in net interest-earning assets and a decrease in our net interest rate spread and net interest margin. Our net interest-earning assets, which represents total interest–earning assets, less total interest–bearing liabilities, decreased by $2.4 million, or 3.39% to $68.5 million at March 31, 2020 from $70.9 million at March 31, 2019, due to an increase in interest-bearing liabilities which was greater than the increase in interest-earning assets, which was attributed primarily to an increase in borrowings. Our borrowings at March 31, 2020 were $5.4 million and we did not have borrowings at March 31, 2019. Our net interest rate spread decreased by 8 basis points to 3.25% for the three months ended March 31, 2020 from 3.33% for the three months ended March 31, 2019. Our net interest margin decreased by 5 basis points to 3.60% for the three months ended March 31, 2020 from 3.65% for the three months ended March 31, 2019. Both the decrease in the net interest rate spread and net interest margin can be primarily attributed to the increase in the average rate paid on certificates of deposit and borrowings.

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

Provision for loan losses increased by $85,000 to $175,000 for the three months ended March 31, 2020 from a provision for loan losses for the three months ended March 31, 2019 of $90,000. We recorded $4,000 net charge-offs for the three months ended March 31, 2020 compared to zero in net charge-offs for the three months ended March 31, 2019. Non-performing loans totaled $265,000 at March 31, 2020 compared to $1.2 million at March 31, 2019. The decrease of $1.0 million in non-performing loans was primarily the result of a decrease of $315,000 in non-performing one-to four-family residential loans, a decrease of $83,000 in home equity loans and lines of credit, a decrease of $87,000 in construction and land development loans and a decrease of $484,000 in nonresidential loans. The decrease in non-performing one-to four-family loans, home equity loans and lines of credit and construction and land development loans was attributed to several loans paying in full without loss to the Company, a one-to four family residential property selling at foreclosure with a charge-off recorded on the transaction of $50,000 recorded during the year ended December 31, 2019 and the construction and land development loan settling with a charge-off of $11,000 recorded during the year ended December 31, 2019. The decrease in non-performing nonresidential loans was due to the settlement of a loan relationship where the Company reported a charge-off of $335,000 during the year ended December 31, 2018 and a subsequent recovery of $115,000 during the year ended December 31, 2019 for which the Company has no additional exposure. Our non-performing loans to total loans decreased to 0.16% at March 31, 2020 from 0.84% at March 31, 2019. The increase in provision for loan losses was necessary due to an overall increase in our loan balances as well as an increase in our qualitative factors, such as current economic conditions, the adequacy of underlying collateral and the financial strength of our borrowers affected by the COVID-19 pandemic. We have provided for losses that are probable and reasonably estimable at March 31, 2020.

Non-interest Income. Non-interest income increased by $153,000 to $245,000 for the three months ended March 31, 2020 from $92,000 for the three months ended March 31, 2019. The increase was primarily due to an increase of $10,000 on the gain on sale of loans and an increase of $46,000 on the gain on sale of investment securities.

Non-interest Expense. Non-interest expense increased by $214,000, or 14.28%, to $1.7 million for the three months ended March 31, 2020 from $1.5 million for the three months ended March 31, 2019. Salaries, director fees and employee benefits increased $253,000, or 28.56%, to $1.1 million for the three months ended March 31, 2020 from $886,000 for the three months ended March 31, 2019 due primarily to the recording of $169,000 in stock-based compensation expense relating to the 2019 Equity Incentive Plan which was approved in May 2019, as well as the expansion of our employee base, including sales and relationship management personnel to help support our continued growth strategy. Premises and equipment expenses decreased $15,000, or 12.61%, to $104,000 for the three months ended March 31, 2020 from $119,000 for the three months ended March 31, 2019 due primarily to a decrease in office maintenance costs. FDIC premiums and regulatory expenses decreased $13,000, or 43.33%, to $17,000 for the three months ended March 31, 2020 from $30,000 for the three months ended March 31, 2019 due to the FDIC awarding small banks credits for a portion of their assessment during the first quarter of 2020.

Income Tax Expense. Income tax expense decreased $14,000, or 14.74%, to $81,000 for the three months ended March 31, 2020 from $95,000 for the three months ended March 31, 2019. The effective tax rate was 31.78% and 25.97% for the three months ended March 31, 2020 and 2019, respectively. The decrease in tax expense was the result of a decrease in income before taxes of $112,000, or 69.48%, to $255,000 for the three months ended March 31, 2020 compared to $367,000 for the three months ended March 31, 2019. The increase in the effective tax rate was due to the increase in non-deductible compensation expense relating to the ESOP and the 2019 Equity Incentive Plan.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. Our primary sources of funds are deposits and, principal and interest payments on loans and securities. We also have the ability to borrow funds from the Federal Home Loan Bank of Atlanta, and we have credit availability with a correspondent bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The COVID-19 pandemic could have a negative effect on our liquidity and capital resources due to reductions in principal and interest payments on our loans, funding PPP loans for our customers, an increase in deposit withdrawals and the potential tightening of the capital markets. While we have not yet experienced a decrease in our loan principal and interest payments, we do however expect for there to be a decline in the second quarter ending June 30, 2020 based on our current level of loan modification requests for those customers affected by COVID-19. The loan type, number of loans and balances of these loan modifications are discussed in Note 4 of Notes to Consolidated Financial Statements. As a qualified SBA lender, we were authorized to originate PPP loans as discussed in Note 3 of Notes to Consolidated Financial Statements. We intend to limit our investment up to 20% of the Bank’s capital, or $8.6 million in loans, and have received SBA approval to fund $6.1 million in PPP loans. Deposit balances increased during the three months ended March 31, 2020, however, we are anticipating deposit outflow from consumers and businesses relating to the potential disruption in their income and the adverse business consequences due to COVID-19.

In order to meet the our potential current short-term and long-term liquidity needs, to include the funding of our investment in PPP loans, as discussed above we have increased our borrowings with the Federal Home Loan Bank to $12.5 million as of March 31, 2020 and subsequent to March 31, 2020, we sold $5.7 million in residential mortgage-backed securities, recognizing a gain of approximately $100,000. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2020.

We monitor and adjust our investments in liquid assets based upon our assessments of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset liability management program. Excess liquid assets are invested generally in interest-earning deposits and short and intermediate securities.

Our most liquid assets are cash and cash equivalents, which include interest-bearing deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2020, cash and cash equivalents totaled $13.6 million, which included, $1.3 million in cash and due from banks and interest-bearing deposits in other banks of $12.3 million. Time deposits in other banks and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $7.4 million and $32.7 million, respectively at March 31, 2020.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was $(449,000) and $191,000 for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay-downs on mortgage-backed securities was $896,000 and $(8.4) million for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and borrowings, as well as the repurchase of common stock was $7.1 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2020 totaled $29.3 million, or 18.56% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2020, Chesapeake Bank of Maryland exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Historical and Pro Forma Regulatory Capital Compliance.”

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2020, we had outstanding commitments to originate loans of $25.1 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A – Risk Factors

Not applicable, as CBM Bancrop, Inc. is a smaller reporting company.

Item 2 – Unregistered Sales of Equity Securities and Use or Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBM BANCORP, INC.

Dated: May 15, 2020	By:	/s/ Joseph M. Solomon
Joseph M. Solomon
President
(principal executive officer)

Dated: May 15, 2020	By:	/s/ Jodi L. Beal
Jodi L. Beal
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)