Form 10-Q
period 2020-06-30
CBM BANCORP, INC.
filed 2020-08-13
CIK 1742089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

As of August 10, 2020, the number of shares of common stock outstanding was 3,785,858.

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CBMB	The Nasdaq Capital Market LLC

CBM Bancorp, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – Consolidated Financial Statements

CBM Bancorp, Inc.

Consolidated Statements of Financial Condition

June 30, 2020 (Unaudited) and December 31, 2019

	June 30,	December 31,
	2020	2019
Assets	(Unaudited)
Cash and due from banks	$769,170	$787,050
Interest-bearing deposits in other banks	27,825,870	5,200,071

Cash and cash equivalents	28,595,040	5,987,121

Time deposits in other banks	6,943,811	7,935,811
Securities available for sale, at fair value	23,119,556	37,090,591
Federal Home Loan Bank stock, at cost	623,400	300,400
Loans held for sale	2,433,882	1,730,430
Loans, net of unearned fees	166,076,772	159,624,611
Allowance for loan losses	(1,700,851)	(1,379,150)
Net loans	164,375,921	158,245,461
Accrued interest receivable	713,269	655,146
Bank-owned life insurance	4,761,471	4,723,825
Premises and equipment, net	1,778,251	1,828,666
Foreclosed real estate	775,000	845,000
Deferred income taxes	803,529	724,658
Prepaid expenses and other assets	357,772	334,470

Total assets	$235,280,902	$220,401,579

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$30,322,507	$19,780,866
Interest-bearing deposits	139,050,351	136,660,007
Total deposits	169,372,858	156,440,873
Advances by borrowers for taxes and insurance	1,230,050	538,516
Federal Home Loan Bank advances	10,000,000	2,500,000
Accounts payable and other liabilities	906,441	986,814

Total liabilities	181,509,349	160,466,203

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 24,000,000 shares; issued and outstanding 3,798,758 shares at June 30, 2020 and 4,208,505 shares at December 31, 2019	37,988	42,085
Additional paid in capital	35,650,867	41,210,056
Retained earnings	21,758,976	23,243,847
Unearned common stock held by:
Employee Stock Ownership Plan	(2,539,200)	(2,708,480)
2019 Equity Incentive Plan	(1,908,570)	(2,357,994)
Accumulated other comprehensive income	771,492	505,862

Total stockholders’ equity	53,771,553	59,935,376

Total liabilities and stockholders’ equity	$235,280,902	$220,401,579

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2020 and 2019

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Interest and dividend income
Interest and fees on loans	$1,979,917	$1,824,909	$3,945,364	$3,552,192
Interest and dividends on investments	255,423	464,714	573,828	917,935

Total interest income	2,235,340	2,289,623	4,519,192	4,470,127

Interest expense
Interest on deposits	354,744	346,557	724,107	662,593
Interest on borrowings	20,027	—	36,161	—

Total interest expense	374,771	346,557	760,268	662,593

Net interest income	1,860,569	1,943,066	3,758,924	3,807,534

Provision for loan losses	150,000	60,000	325,000	150,000

Net interest income after provision for loan losses	1,710,569	1,883,066	3,433,924	3,657,534

Non-interest income
Service fees on deposit accounts	22,324	29,847	58,205	58,239
Income from bank-owned life insurance	19,072	19,113	37,646	37,628
Gain on sale of loans held for sale	172,168	19,023	286,818	34,272
Gain on sale of investment securities	96,672	—	143,223	—
Other non-interest income	31,125	36,657	60,449	66,777

Total non-interest income	341,361	104,640	586,341	196,916

Non-interest expense
Salaries, director fees and employee benefits	1,207,661	1,046,694	2,346,364	1,932,538
Premises and equipment	106,902	106,352	211,381	223,455
Data processing	143,277	138,687	284,418	278,580
Professional fees	132,336	162,449	247,653	285,137
FDIC premiums and regulatory assessments	16,587	27,711	33,174	57,926
Marketing	12,353	49,173	29,318	72,357
Provision for losses and costs on foreclosed real estate	75,098	26,359	77,990	29,174
Other operating expenses	167,004	202,124	344,561	379,667

Total non-interest expense	1,861,218	1,759,549	3,574,859	3,258,834

Income before income taxes	190,712	228,157	445,406	595,616

Income tax expense	60,096	55,802	141,027	151,238

Net income	$130,616	$172,355	$304,379	$444,378

Earnings per common share
Basic	$0.04	$0.04	$0.08	$0.11
Diluted	$0.04	$0.04	$0.08	$0.11

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended June 30, 2020 and 2019

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$130,616	$172,355	$304,379	$444,378

Other comprehensive (loss) income

Unrealized (loss) gain on investment securities available for sale	(80,675)	292,223	509,697	691,219
Reclassification adjustment for realized gain on investment securities available for sale included in net income	(96,672)	—	(143,223)	—

Total unrealized (loss) gain on investment securities available for sale	(177,347)	292,223	366,474	691,219
Income tax benefit (expense) relating to investment securities available for sale	48,802	(80,413)	(100,844)	(190,206)

Other comprehensive (loss) income	(128,545)	211,810	265,630	501,013

Total comprehensive income	$2,071	$384,165	$570,009	$945,391

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three and Six Months Ended June 30, 2020 and 2019

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned RSA Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, April 1, 2020	$38,617	$36,653,283	$23,417,610	$(2,623,840)	$(2,357,994)	$900,037	$56,027,713
Net income	—	—	130,616	—	—	—	130,616
Other comprehensive loss	—	—	—	—	—	(128,545)	(128,545)
Cash dividends, $0.50 per share	—	—	(1,789,250)	—	—	—	(1,789,250)
ESOP shares to be released	—	22,853	—	84,640	—	—	107,493
Vesting of restricted stock awards	—	(449,424)	—	—	449,424	—	—
Repurchase of common stock	(629)	(750,606)	—	—	—	—	(751,235)
Stock based compensation	—	174,761	—	—	—	—	174,761
Balance, June 30, 2020	$37,988	$35,650,867	$21,758,976	$(2,539,200)	$(1,908,570)	$771,492	$53,771,553
Balance, January 1, 2020	$42,085	$41,210,056	$23,243,847	$(2,708,480)	$(2,357,994)	$505,862	$59,935,376
Net income	—	—	304,379	—	—	—	304,379
Other comprehensive income	—	—	—	—	—	265,630	265,630
Cash dividends, $0.50 per share	—	—	(1,789,250)	—	—	—	(1,789,250)
ESOP shares to be released	—	50,784	—	169,280	—	—	220,064
Vesting of restricted stock awards	—	(449,424)	—	—	449,424	—	—
Repurchase of common stock	(4,097)	(5,504,157)	—	—	—	—	(5,508,254)
Stock based compensation	—	343,608	—	—	—	—	343,608
Balance, June 30, 2020	$37,988	$35,650,867	$21,758,976	$(2,539,200)	$(1,908,570)	$771,492	$53,771,553
Balance, April 1, 2019	$42,320	$41,011,268	$22,608,157	$(2,962,400)	$—	$317,418	$61,016,763
Net income	—	—	172,355	—	—	—	172,355
Other comprehensive income	—	—	—	—	—	211,810	211,810
ESOP shares to be released	—	30,894	—	84,640	—	—	115,534
Repurchase of common stock for 2019 Equity Incentive Plan	—	—	—	—	(497,439)	—	(497,439)
Stock based compensation	—	89,306	—	—	—	—	89,306
Balance, June 30, 2019	$42,320	$41,131,468	$22,780,512	$(2,877,760)	$(497,439)	$529,228	$61,108,329
Balance, January 1, 2019	$42,320	$40,987,146	$22,336,134	$(3,047,040)	$—	$28,215	$60,346,775
Net income	—	—	444,378	—	—	—	444,378
Other comprehensive income	—	—	—	—	—	501,013	501,013
ESOP shares to be released	—	55,016	—	169,280	—	—	224,296
Repurchase of common stock for 2019 Equity Incentive Plan	—	—	—	—	(497,439)	—	(497,439)
Stock based compensation	—	89,306	—	—	—	—	89,306
Balance, June 30, 2019	$42,320	$41,131,468	$22,780,512	$(2,877,760)	$(497,439)	$529,228	$61,108,329

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2020 and 2019

	For the Six Months
	Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$304,379	$444,378
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of securities	22,011	16,209
Gain on sale of loans held for sale	(286,818)	(34,272)
Originations of loans held for sale	(12,347,286)	(1,569,156)
Proceeds from sales of loans held for sale	11,930,652	1,814,535
Gain on sale of investment securities	(143,223)	—
Amortization of deferred loan origination costs, net of fees	(152,015)	(91,152)
Provision for loan losses	325,000	150,000
Increase in accrued interest receivable	(58,123)	(55,953)
Increase in cash surrender value of life insurance	(37,646)	(37,629)
Depreciation and amortization	72,498	82,786
ESOP compensation expense	220,064	224,296
Stock based compensation expense	343,608	89,306
Writedown of foreclosed real estate	70,000	20,000
Deferred income tax benefit	(179,715)	(2,326)
Increase in prepaid expenses and other assets	(23,302)	(3,187)
Decrease in accounts payable and other liabilities	(80,373)	(27,666)
Net cash (used in) provided by operating activities	(20,289)	1,020,169
Cash flows from investing activities:
Net maturities (purchases) of time deposits in other banks	992,000	(2,481,759)
Purchases of available for sale securities	—	(12,649,423)
Proceeds from maturities, payments and calls of available for sale securities	7,145,952	8,651,792
Proceeds from sales of investment securities	7,312,769	—
Purchases of Federal Home Loan Bank stock	(323,000)	(33,900)
Net increase in loans	(6,303,445)	(1,003,348)
Purchases of premises and equipment	(22,083)	(13,151)
Net cash provided by (used in) investing activities	8,802,193	(7,529,789)
Cash flows from financing activities:
Net increase in deposits	12,931,985	4,026,170
Net increase in advances by borrowers	691,534	709,322
Net increase in FHLB advances	7,500,000	—
Repurchase common stock	(5,508,254)	(497,439)
Cash dividends on common stock	(1,789,250)	—
Net cash provided by financing activities	13,826,015	4,238,053
Net increase (decrease) in cash and cash equivalents	22,607,919	(2,271,567)
Cash and cash equivalents, beginning balance	5,987,121	18,846,760
Cash and cash equivalents, ending balance	$28,595,040	$16,575,193
Supplemental disclosure of cash flows information:
Cash paid for interest	$760,630	$662,735
Cash paid for income taxes	325,000	190,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.  For further information, refer to the Bank’s annual audited consolidated financial statements and related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K dated March 27, 2020.

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

Federal Home Loan Bank of Atlanta (“FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Standards related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock represents the required investment in the common stock of the Federal Home Loan Bank of Atlanta according to a predetermined formula.  FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution.  As of June 30, 2020 and December 31, 2019, the Bank owned shares totaling $623,400 and $300,400, respectively.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1.  Significant Accounting Policies (Continued)

Bank-Owned Life Insurance (“BOLI”)

The Bank maintains life insurance policies on certain present and former directors.  These policies are split-dollar or director insurance policies.  Under the split-dollar insurance policies, the Bank pays the premiums and upon the death of the insured, the Bank will receive an amount equal to the premiums paid on the policy from the policy date to the date of death.  Any remaining proceeds will be paid to the beneficiary.  If the policy is surrendered before the date of death, the Bank will receive the lesser of the cash surrender value or the sum of the premiums paid on the policy from the policy date to the date of surrender. Under the director insurance policies, the Bank receives the cash surrender value if the policy is surrendered or receives all benefits payable upon the death of the insured.  As of June 30, 2020 and December 31, 2019, $121,753 and $122,118, respectively, was included in other liabilities related to the split-dollar insurance policies.

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

Concentrations of Credit Risk

The Bank did not have deposits in other financial institutions in excess of amounts insured by the FDIC, as of June 30, 2020 and December 31, 2019.  The Bank’s management considers deposits in excess of amounts insured by the FDIC to be a normal business risk. The Bank also maintains accounts with brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation.

Emerging Growth Company

The Company, as an emerging growth company (“EGC”), has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law.  The CARES ACT creates a forbearance program for federally backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the National Emergency, and provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.   The CARES Act also provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1.  Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

ASU 2016-02, Leases (Topic 842). This ASU provides certain targeted improvements to align lessor accounting with the lessee accounting model. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities.  As the Company will take advantage of the extended transition period for complying with new or revised accounting standards assuming we remain a smaller reporting company, we will adopt the amendments in this update beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.  A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 2.  Securities

The amortized cost and estimated fair value of securities classified as available for sale at June 30, 2020 and December 31, 2019, are as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$5,498,134	$101,520	$—	$5,599,654
Residential mortgage-backed securities	16,557,039	962,863	—	17,519,902

	$22,055,173	$1,064,383	$—	$23,119,556

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$9,472,370	$76,651	$4,679	$9,544,342
Residential mortgage-backed securities	25,415,647	638,856	43,964	26,010,539
Municipal securities	1,504,664	31,046	—	1,535,710

	$36,392,681	$746,553	$48,643	$37,090,591

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2.  Securities (Continued)

Proceeds from the sale of available for sale securities totaled $5,747,032 and $7,312,769 realizing gross gains of $96,672 and $143,223 for the three and six months ended June 30, 2020, respectively. There were no sales of investment securities for the three and six months ended June 30, 2019.

The amortized cost and estimated fair value of securities as of June 30, 2020 and December 31, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	5,498,134	5,599,654
Due five years to ten years	—	—
Due after ten years	—	—
Mortgage-backed, in monthly installments	16,557,039	17,519,902
	$22,055,173	$23,119,556

	December 31, 2019
	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,000,000	$998,407
Due after one year through five years	9,474,467	9,560,135
Due five years to ten years	502,567	521,510
Due after ten years	—	—
Mortgage-backed, in monthly installments	25,415,647	26,010,539
	$36,392,681	$37,090,591

The Bank did not have any securities with gross unrealized losses at June 30, 2020.  Securities with gross unrealized losses at December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

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

At June 30, 2020, the Bank held no investments with gross unrealized losses.  At December 31, 2019, the Bank held seven investments with gross unrealized losses totaling $48,643. The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security.

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

There were no securities pledged as of June 30, 2020 and December 31, 2019.

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

•

Commercial loans - Commercial loans are made to provide funds for equipment and general corporate needs.  Repayment of the loan primarily uses the funds obtained from the operation of the borrower’s business.  Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or finance a percentage of eligible receivables and inventory.  Commercial loans include Paycheck Protection Program loans.

•

Consumer loans – This category of loans includes primarily installment loans, personal lines of credit. Consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3.  Loans (Continued)

The Bank makes loans to customers primarily in the Baltimore Metropolitan Area and its surrounding counties. The principal loan portfolio segment balances at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
Real estate loans
One-to four-family	$73,149,556	$74,655,376
Home equity loans and lines of credit	7,412,377	7,488,348
Construction and land development	8,965,295	9,260,520
Nonresidential	61,143,526	61,012,514
Total real estate loans	150,670,754	152,416,758
Other loans
Commercial	15,510,905	6,946,372
Consumer	407,304	522,566
Total other loans	15,918,209	7,468,938
Total loans	166,588,963	159,885,696
Net deferred loan origination fees and costs	(512,191)	(261,085)
Allowance for loan losses	(1,700,851)	(1,379,150)
Total loans, net	$164,375,921	$158,245,461

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the balance sheet.  Overdrafts were $11,100 and $25,714 at June 30, 2020 and December 31, 2019, respectively.

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

The following table provides information regarding our nonresidential real estate loans by type at June 30, 2020.

Type of Loan	Number of Loans	Balance
Office	31	$15,513,263
Retail	16	12,379,896
Warehouse/Industrial	16	10,925,774
Apartment/Multifamily	17	8,759,416
Hotel	5	7,465,906
Other	12	3,290,150
Restaurant	5	1,904,810
Religious/Church Related	5	904,311
	107	$61,143,526

Paycheck Protection Program

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3.  Loans (Continued)

As a qualified SBA lender, we were automatically authorized to originate PPP loans.  An eligible business was able apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million dollars.  PPP loans have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity depending on the date of loan origination; and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business entity are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

We limited our investment in PPP loans to 20% of the Bank’s capital or approximately $8.6 million in loans.  As of June 30, 2020, we had received and processed 101 PPP loan applications for qualified borrowers for $8,563,898, with deferred fees relating to PPP loans in the amount of $243,651.

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

The following tables summarize the activity in the allowance for losses for the three and six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of June 30, 2020, June 30, 2019 and December 31, 2019.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.  Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of June 30, 2020
	One –to Four- Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Allowance for loans losses:
Beginning Balance – April 1, 2020	$380,229	$64,843	$206,782	$809,018	$67,499	$5,527	$16,953	$1,550,851
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision	12,235	4,556	(3,270)	56,742	23,381	(354)	56,710	150,000
Ending Balance – June 30, 2020	$392,464	$69,399	$203,512	$865,760	$90,880	$5,173	$73,663	$1,700,851
Beginning Balance – January 1, 2020	$331,605	$62,603	$179,541	$683,453	$55,571	$6,950	$59,427	$1,379,150
Charge-offs	—	—	(263)	—	—	(3,633)	—	(3,896)
Recoveries	—	597	—	—	—	—	—	597
Provision	60,859	6,199	24,234	182,307	35,309	1,856	14,236	325,000
Ending Balance – June 30, 2020	$392,464	$69,399	$203,512	$865,760	$90,880	$5,173	$73,663	$1,700,851
Ending balance: individually evaluated for impairment	$—	$284	$—	$—	$—	$—	$—	$284
Ending balance: collectively evaluated for impairment	$392,464	$69,115	$203,512	$865,760	$90,880	$5,173	$73,663	$1,700,567
Loans:
Ending balance	$73,149,556	$7,412,377	$8,965,295	$61,143,526	$15,510,905	$407,304		$166,588,963
Ending balance: individually evaluated for impairment	$470,949	$59,769	$—	$1,544,238	$—	$—		$2,074,956
Ending balance: collectively evaluated for impairment	$72,678,607	$7,352,608	$8,965,295	$59,599,288	$15,510,905	$407,304		$164,514,007

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.  Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of June 30, 2019
	One –to Four- Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Allowance for loans losses:
Beginning Balance – April 1, 2019	$306,044	$61,722	$218,995	$631,099	$29,649	$6,300	$24,543	$1,278,352
Charge-offs	(49,836)	—	—	—	—	—	—	(49,836)
Recoveries	—	—	—	—	—	—	—	—
Provision	84,429	(1,133)	(53,061)	(47,814)	25,430	104	52,045	60,000
Ending Balance – June 30, 2019	$340,637	$60,589	$165,934	$583,285	$55,079	$6,404	$76,588	$1,288,516
Beginning Balance – January 1, 2019	$244,781	$68,837	$185,170	$626,031	$28,879	$6,669	$27,985	$1,188,352
Charge-offs	(49,836)	—	—	—	—	—	—	(49,836)
Recoveries	—	—	—	—	—	—	—	—
Provision	145,692	(8,248)	(19,236)	(42,746)	26,200	(265)	48,603	150,000
Ending Balance – June 30, 2019	$340,637	$60,589	$165,934	$583,285	$55,079	$6,404	$76,588	$1,288,516
Ending balance: individually evaluated for impairment	$45,744	$1,415	$6,074	$—	$—	$—	$—	$53,233
Ending balance: collectively evaluated for impairment	$294,893	$59,174	$159,860	$583,285	$55,079	$6,404	$76,588	$1,235,283
Loans:
Ending balance	$69,923,494	$7,133,802	$8,762,381	$51,522,997	$6,884,895	$504,247		$144,731,816
Ending balance: individually evaluated for impairment	$393,864	$89,283	$848,499	$2,092,072	$—	$—		$3,423,718
Ending balance: collectively evaluated for impairment	$69,529,630	$7,044,519	$7,913,882	$49,430,925	$6,884,895	$504,247		$141,308,098

	As of December 31, 2019
	One –to Four- Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Beginning Balance	$244,781	$68,837	$185,170	$626,031	$28,879	$6,669	$27,985	$1,188,352
Charge-offs	(90,111)	—	(11,000)	—	—	—	—	(101,111)
Recoveries	—	2,439	—	114,470	—	—	—	116,909
Provision	176,935	(8,673)	5,371	(57,048)	26,692	281	31,442	175,000
Ending Balance	$331,605	$62,603	$179,541	$683,453	$55,571	$6,950	$59,427	$1,379,150
Ending balance: individually evaluated for impairment	$—	$681	$—	$—	$—	$—	$—	$681
Ending balance: collectively evaluated for impairment	$331,605	$61,922	$179,541	$683,453	$55,571	$6,950	$59,427	$1,378,469
Loans:
Ending balance	$74,655,376	$7,488,348	$9,260,520	$61,012,514	$6,946,372	$522,566		$159,885,696
Ending balance: individually evaluated for impairment	$337,984	$116,721	$791,625	$1,581,818	$—	$—		$2,828,148
Ending balance: collectively evaluated for impairment	$74,317,392	$7,371,627	$8,468,895	$59,430,696	$6,946,372	$522,566		$157,057,548

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.  Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of the loan portfolio quality indicators by loan class recorded investment as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$72,678,607	$7,389,465	$8,965,295	$59,599,288
Special Mention	—	—	—	—
Substandard	470,949	22,912	—	1,544,238
Doubtful	—	—	—	—
	$73,149,556	$7,412,377	$8,965,295	$61,143,526

	Commercial	Consumer	Totals
Grade:
Pass	$15,510,905	$407,304	$164,550,864
Special Mention	—	—	—
Substandard	—	—	2,038,099
Doubtful	—	—	—
	$15,510,905	$407,304	$166,588,963

	December 31, 2019
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$73,856,550	$7,412,069	$8,468,895	$59,430,696
Special Mention	460,842	—	—	—
Substandard	337,984	76,279	791,625	1,581,818
Doubtful	—	—	—	—
	$74,655,376	$7,488,348	$9,260,520	$61,012,514

	Commercial	Consumer	Totals
Grade:
Pass	$6,946,372	$522,566	$156,637,148
Special Mention	—	—	460,842
Substandard	—	—	2,787,706
Doubtful	—	—	—
	$6,946,372	$522,566	$159,885,696

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.  Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table sets forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$—	$—	$320,165	$320,165	$72,829,391	$73,149,556	$—	$470,949
Home equity loans and lines of credit	—	—	22,912	22,912	7,389,465	7,412,377	—	22,912
Construction and land development	—	—	—	—	8,965,295	8,965,295	—	—
Nonresidential	—	—	—	—	61,143,526	61,143,526	—	—
Other loans:
Commercial	—	—	—	—	15,510,905	15,510,905	—	—
Consumer	—	—	—	—	407,304	407,304	—	—
Total loans	$—	$—	$343,077	$343,077	$166,245,886	$166,588,963	$—	$493,861

	December 31, 2019
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$220,316	$—	$337,984	$558,300	$74,097,076	$74,655,376	$—	$337,984
Home equity loans and lines of credit	169,329	—	76,279	245,608	7,242,740	7,488,348	—	76,279
Construction and land development	—	—	75,728	75,728	9,184,792	9,260,520	—	75,728
Nonresidential	—	—	—	—	61,012,514	61,012,514	—	—
Other loans:
Commercial	31,510	—	—	31,510	6,914,862	6,946,372	—	—
Consumer	24,759	—	—	24,759	497,807	522,566	—	—
Total loans	$445,914	$—	$489,991	$935,905	$158,949,791	$159,885,696	$—	$489,991

At June 30, 2020 and December 31, 2019 there were no loans 90 days past due and still accruing interest.  At June 30, 2020, the Bank had six loans on non-accrual status with foregone interest in the amount of $11,642.  At December 31, 2019, the Bank had seven loans on non-accrual status with foregone interest in the amount of $17,925.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.  Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans for the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019:

				Three Months Ended		Six Months Ended
	Impaired Loans at June 30, 2020			June 30, 2020		June 30, 2020
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
One-to four-family	$470,949	$472,220	$—	$472,139	$4,686	$474,116	$9,180
Home equity loans and lines of credit	22,912	22,912	—	22,912	170	23,141	170
Nonresidential	1,544,238	1,544,238	—	1,552,496	16,883	1,563,028	40,349
With an allowance recorded:
Home equity loans and lines of credit	$36,857	$36,857	$284	$37,980	$500	$38,650	$1,147
Total
One-to four-family	$470,949	$472,220	$—	$472,139	$4,686	$474,116	$9,180
Home equity loans and lines of credit	59,769	59,769	284	60,891	670	61,791	1,317
Nonresidential	1,544,238	1,544,238	—	1,552,496	16,883	1,563,028	40,349

				Three Months Ended		Six Months Ended
	Impaired Loans at June 30, 2019			June 30, 2019		June 30, 2019
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
One-to four-family	$225,241	$227,030	$—	$225,605	$1,059	$227,511	$4,441
Home equity loans and lines of credit	46,080	46,080	—	46,080	668	47,043	1,408
Construction and land development	761,771	761,771	—	776,140	18,803	777,973	27,940
Nonresidential	2,092,072	2,478,956	—	2,099,470	16,537	2,106,982	32,869
With an allowance recorded:
One-to four-family	$168,623	$168,878	$45,744	$169,047	$1,253	$169,434	$3,011
Home equity loans and lines of credit	43,203	43,203	1,415	43,759	—	44,517	1,543
Construction and land development	86,728	86,728	6,074	86,728	—	86,728	—
Total
One-to four-family	$393,864	$395,908	$45,744	$394,652	$2,312	$396,945	$7,452
Home equity loans and lines of credit	89,283	89,283	1,415	89,839	668	91,560	2,951
Construction and land development	848,499	848,499	6,074	862,868	18,803	864,701	27,940
Nonresidential	2,092,072	2,478,956	—	2,099,470	16,537	2,106,982	32,869

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

Impaired loans also include certain loans that have been modified in a TDR to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure.  These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Generally, nonaccrual loans that are modified and are considered TDRs are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.  A summary of TDRs at June 30, 2020 and December 31, 2019 are as follows:

June 30, 2020	Number of Contracts	Performing	Nonperforming	Total
Home equity loans and lines of credit	1	$36,857	$—	$36,857

December 31, 2019	Number of Contracts	Performing	Nonperforming	Total
Home equity loans and lines of credit	1	$40,442	$—	$40,442

The Bank had one TDR at June 30, 2020 totaling $36,857 and one TDR at December 31, 2019 totaling $40,442.   The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.  There were no nonperforming TDRs reclassified to nonperforming loans during the three and six months ended June 30, 2020 and 2019.  A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. If loans modified in a TDR subsequently default, the Bank evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The CARES Act provided financial institutions the option, which the Bank has elected to apply, to temporarily suspend certain requirements under U.S. GAAP relating to TDRs for a limited period of time to account for the effects of COVID-19.  Financial institutions were encouraged to work prudently with borrowers who are or may be unable to meet their contractual obligations because of the effects of COVID-19.  Financial institutions generally do not need to categorize a COVID-19 related short-term modification as a TDR as long as the borrower was not experiencing financial difficulty prior to the effects of COVID-19.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.  Credit Quality of Loans and the Allowance for Loan Losses (Continued)

As of June 30, 2020, the Bank had received and approved requests to modify 69 loans due to the effects of COVID-19.  The Bank’s modifications primarily consist of interest only payments with the deferral of principal for up to six months, dependent on the borrower and their financial situation.  The breakdown of loan modifications by loan caterory is as follows:

	Number of loans	Balance
Real estate loans
One-to four-family	24	$4,808,862
Home equity loans and lines of credit	6	343,781
Construction and land development	3	1,316,076
Nonresidential	26	18,965,605
Total real estate loans	59	25,434,324
Other loans
Commercial	8	1,941,804
Consumer	2	56,072
Total other loans	10	1,997,876
Total loans	69	$27,432,200

Of the 69 loans modified due to the effects of COVID-19, all but two loans totaling $161,503 were in compliance with their loan modification agreements at June 30, 2020.  The two loans not in compliance with their modification agreements were classified as substandard and deemed impaired.

Note 5.  Foreclosed Real Estate

At June 30, 2020 and December 31, 2019, the Bank had $775,000 and $845,000 in foreclosed real estate, respectively.  The Bank did not dispose of any foreclosed real estate during the three and six months ended June 30, 2020 and 2019 and the twelve months ended December 31, 2019.

The following table summarizes changes in foreclosed real estate for the six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019, which are measured on a nonrecurring basis using significant unobservable, Level 3, inputs:

	June 30,		December 31,
	2020	2019	2019
Balance, beginning of period	$845,000	$865,000	$865,000
Write-down of foreclosed real estate	(70,000)	—	(20,000)
Balance, end of period	$775,000	$865,000	$845,000

At June 30, 2020 there were no residential real estate loans in the process of foreclosure.  At December 31, 2019 there were no residential real estate loans in the process of foreclosure.  At June 30, 2020 and December 31, 2019, there were no residential real estate properties included in foreclosed real estate.

Note 6.  Deposits

Deposits are summarized as follows:

	June 30, 2020	December 31, 2019
Noninterest-bearing demand	$30,322,507	$19,780,866
Interest-bearing demand	24,546,145	23,779,145
Money market	10,158,202	10,242,323
Savings	26,252,075	24,295,700
Certificates of deposit	78,093,929	78,342,839
Total deposits	$169,372,858	$156,440,873

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6.  Deposits (Continued)

Deposit accounts in the Bank are federally insured up to $250,000 per depositor.  The aggregate amount of time deposits with balances of $250,000 or more totaled $15,832,536 and $14,113,578 at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020 certificates of deposit and their remaining maturities were as follows:

June 30,
2021	$30,740,008
2022	20,899,143
2023	12,508,697
2024	8,357,266
2025	5,588,815
$78,093,929

Deposit balances of officers and directors totaled $1,042,520 and $419,857 at June 30, 2020 and December 31, 2019, respectively.

Note 7.  Borrowings

The Bank has advances outstanding from the Federal Home Loan Bank of Atlanta (“FHLB”).  A schedule of borrowings is as follows:

June 30, 2020			December 31, 2019
Advance Amount	Rate	Maturity Date	Advance Amount	Rate	Maturity Date
$5,000,000	0.55%	09/14/2020	$2,500,000	1.78%	-
5,000,000	0.95%	03/06/2023
$10,000,000			$2,500,000

The advance at December 31, 2019 was an overnight advance that was repaid in March 2020. At June 30, 2020 FHLB advances and their remaining maturities were as follows:

June 30,
2021	$5,000,000
2022	—
2023	5,000,000
2024	—
2025	—
$10,000,000

The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) that allows it to obtain advances secured by assets owned by the Bank.  Total advances are limited to 25% of the Bank’s total assets. As of June 30, 2020 and December 31, 2019, the Bank had availability of $57,100,000 and $55,100,000, respectively, and remaining credit availability of approximately $47,100,000 and $52,600,000, respectively, with FHLB. As of June 30, 2020 and December 31, 2019, the Bank pledged a portion of its one-to four-family residential mortgages as collateral.  The amount of loans that were deemed eligible to pledge as collateral totaled approximately $53,800,000 and $50,320,000 at June 30, 2020 and December 31, 2019, respectively.

The Bank also has a $2,000,000 unsecured federal funds line of credit available with another financial institution, for which no amounts were outstanding as of June 30, 2020 and December 31, 2019.

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

The ESOP compensation expense was $107,493 and $220,064 and for the three and six months ended June 30, 2020 and $115,534 and $224,296 for the three and six months ended June 30, 2019. This amount represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. At June 30, 2020, there were 270,848 shares not yet released having an aggregate market value of approximately $3,331,430.

Note 9.  Stock Based Compensation

On May 14, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (“2019 Plan”), which was approved at the Annual Meeting of Stockholders.  The 2019 Plan allows for up to 169,280 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 423,200 shares to be issued to employees, executive officers or Directors in the form of stock options.  At June 30, 2020, there were 169,280 restricted stock awards granted and 423,200 stock option awards granted under the 2019 Plan.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9.  Stock Based Compensation (Continued)

The following table presents a summary of the activity in the Company’s restricted stock for the periods ended:

June 30, 2020	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	161,320	$13.40
Granted	7,960	11.90
Vested	(32,265)	13.40
Forfeited	—	—
Nonvested at June 30, 2020	137,015	$13.31
Fair value of vested shares	$396,860

December 31, 2019	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	161,320	13.40
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2019	161,320	$13.40
Fair value of vested shares	$—

The following table outlines the vesting schedule of the nonvested restricted stock awards as of June 30, 2020:

Year Ending December 31,	Number of Restricted Shares
2020	—
2021	32,265
2022	32,265
2023	37,041
2024	33,852
2025	1,592
137,015

The Company recorded compensation expense related to restricted stock awards of $109,622 and $217,116 during the three months and six months ended June 30, 2020 and $56,855 during the three and six months ended June 30, 2019.  As of June 30, 2020, there was $1,764,496 of total unrecognized compensation expense related to nonvested shares granted under the 2019 Plan.  The cost is expected to be recognized over a weighted average period of 4.1 years.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9.  Stock Based Compensation (Continued)

The fair value of options granted to date was determined using the following assumptions as of the grant date.

Grant Date	May 14, 2019
Expected Stock Price Volatility	17.08%
Expected Dividend Yield	0.00%
Expected Term (In Years)	7.0
Risk-Free Rate	2.30%
Fair Value of Options Granted	$3.35

Grant Date	May 21, 2020
Expected Stock Price Volatility	23.07%
Expected Dividend Yield	0.00%
Expected Term (In Years)	7.0
Risk-Free Rate	0.68%
Fair Value of Options Granted	$3.07

The following table summarizes the Company’s stock option activity and related information for the periods ended:

June 30, 2020	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2020	368,300	$13.40	9.40
Granted	54,900	11.90	10.00
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2020	423,200	$13.21	9.00

Fair value of vested shares	$906,018

December 31, 2019	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2019	—	$—
Granted	368,300	13.40	9.40
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2019	368,300	$13.40	9.40

Fair value of vested shares	$—

The Company recorded compensation expense related to stock options of $65,139 and $126,492 during the three and six months ended June 30, 2020 and $32,451 during the three and six months ended June 30, 2019.  As of June 30, 2020, there was $1,119,010 of total unrecognized compensation expense related to nonvested stock options granted under the plan.  The cost is expected to be recognized over a weighted average period of 4.1years.  The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option.  Based upon a fair market value of $12.30 at June 30, 2020, the intrinsic value of the stock is currently less than the weighted average exercise price of the option.

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

On December 2, 2019, the Board of Directors authorized a plan to repurchase up to $6,000,000 of the Company’s outstanding common stock.  The repurchases will be made during a one-year period on the open market, in privately negotiated transactions, or in such other manner as will comply with applicable policy, laws and regulations.

The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the periods listed, including the six months ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans	Maximum Value of Shares That May Yet Be Purchased Under the Plan
December 2 – 31, 2019	23,495	$13.69	$332,545	$5,667,455
January 1 – 31, 2020	76,675	14.23	1,423,565	4,576,435
February 1 – 29, 2020	7,500	14.34	1,531,121	4,468,879
March 1 – 31, 2020	262,588	13.55	5,089,565	910,435
April 1 – 30, 2020	8,084	11.38	5,181,581	818,419
May 1 – 31, 2020	21,700	11.94	5,440,665	559,335
June 1 – 30, 2020	33,200	12.05	5,840,800	159,200

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

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$130,616	$172,355	$304,379	$444,378
Weighted average common shares outstanding - basic	3,535,188	3,927,296	3,696,636	3,927,296
Weighted average common shares outstanding - dilutive	3,535,188	3,937,971	3,696,636	3,937,971
Earnings per common share, basic and diluted	$0.04	$0.04	$0.08	$0.11

Note 12. Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. These capital requirements were modified in 2013 with the Basel III capital rules, which establish a new comprehensive capital framework for U.S. banking organizations.  The Bank became subject to the new rules on January 1, 2015, with a phase-in period for many of the new provisions which was fully phased in on January 1, 2019.  As of June 30, 2020, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12. Regulatory Capital Requirements (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital to Risk Weighted Assets and of Tier 1 Capital to Average Assets.  Management believes, as of June 30, 2020 and December 31, 2019, all applicable capital adequacy requirements have been met.

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

The actual and required capital amounts and ratios of the Bank as of June 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	Actual		Minimum Regulatory Capital Ratios under Basel III		To Be Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2020:
Common equity tier 1 capital (to risk-weighted assets)	$ 42,479	26.85%	$ 10,282	>6.50%	$ 10,282	>6.50%
Total risk-based capital (to risk-weighted assets)	44,220	27.95%	15,819	>10.0%	15,819	>10.0%
Tier 1 capital (to risk-weighted assets)	42,479	26.85%	12,655	> 8.0%	12,655	>8.0%
Tier 1 capital (to average assets)	42,479	18.18%	9,347	>4.0%	11,684	>5.0%

As of December 31, 2019:
Common equity tier 1 capital (to risk-weighted assets)	$41,635	27.74%	$ 9,569	>6.375%	$9,757	>6.50%
Total risk-based capital (to risk-weighted assets)	43,054	28.68%	14,823	>9.875%	15,010	>10.0%
Tier 1 capital (to risk-weighted assets)	41,635	27.74%	11,821	>7.875%	12,008	>8.0%
Tier 1 capital (to average assets)	41,635	19.08%	8,731	>4.000%	10,913	>5.0%

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

As of June 30, 2020 and December 31, 2019 the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3	Total
June 30, 2020
Securities available for sale: U.S. Government Agency and Federal Obligations	$—	$5,599,654	$—	$5,599,654
Residential mortgage-backed securities		17,519,902	—	17,519,902
December 31, 2019
Securities available for sale: U.S. Government Agency and Federal Obligations	$—	$9,544,342	$—	$9,544,342
Residential mortgage-backed securities		26,010,539	—	26,010,539
Municipal securities	—	1,535,710	—	1,535,710

Fair value measurements on a nonrecurring basis

Impaired loans – The Bank measures impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values.  As of June 30, 2020 and December 31, 2019 the fair values consisted of loan balances of $2,074,956 and $2,828,148 that have been written down by $284 and $681, respectively, as a result of specific loan loss allowances.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13.  Fair Value Measurements (Continued)

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of June 30, 2020 and December 31, 2019, the fair value of foreclosed real estate was estimated to be $775,000 and $845,000, respectively.  Fair value was determined based on offers and/or appraisals.  Cost to sell the real estate was based on standard market factors.  The Bank has categorized its foreclosed real estate as Level 3.

	Level 1	Level 2	Level 3	Total
June 30, 2020
Impaired loans	$—	$—	$2,074,672	$2,074,672
Foreclosed real estate	—	—	775,000	775,000
December 31, 2019
Impaired loans	$—	$—	$2,827,467	$2,827,467
Foreclosed real estate	—	—	845,000	845,000

The following table presents quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019:

	Fair Value	Value Technique(s)	Unobservable Inputs	Range or Rate Used
June 30, 2020
Impaired loans	$2,074,672	Appraised value	Discount to reflect current market conditions	0.00%
		Discounted cash flows	Discount rates	0.77%
Foreclosed real estate	$775,000	Appraised value	Discount to reflect current market conditions	10.92%
December 31, 2019
Impaired loans	$2,827,467	Appraised value	Discount to reflect current market conditions	0.00%
		Discounted cash flows	Discount rates	1.68%
Foreclosed real estate	$845,000	Appraised value	Discount to reflect current market conditions	10.11%

The remaining financial assets and liabilities are not reported on the balance sheet at fair value on a recurring basis.  The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13.  Fair Value Measurements (Continued)

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value are as follows:

		Fair Value Measurements at June 30, 2020 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents	$28,595	$28,595	$—	$—	$28,595
Time deposits in other banks	6,944	—	7,298	—	7,298
Securities available for sale	23,120	—	32,679	—	32,679
Federal Home Loan Bank stock	623	—	623	—	623
Loans held for sale	2,434	—	2,722	—	2,722
Loans, net (1)	164,375	—	—	169,786	169,786
Accrued interest receivable	713	—	713	—	713
Financial liabilities:
Deposits	169,373	—	164,726	—	164,726
Borrowings	10,000	—	10,262	—	10,262

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Overview

Management’s discussion and analysis of financial condition at June 30, 2020 and December 31, 2019 and results of operations for the three and six months ended June 30, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Bank.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item1, of this quarterly report on Form 10-Q.

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

General

The COVID-19 pandemic has continued to adversely affect our ability to conduct normal business, has adversely affected our customers, and the adverse impacts could be significant. The COVID-19 pandemic also could cause actual results to differ materially from those discussed in our forward-looking statements.

The COVID-19 pandemic has continued to adversely impact our business and financial results, and its ultimate impact on our business will depend on highly uncertain and unpredictable future developments, including the magnitude and duration of the pandemic and actions taken by governmental authorities in response to the pandemic, particularly within our geographic footprint. The pandemic has resulted in temporary closures of many businesses, some of which include our borrowers, and the institution of social distancing and sheltering in place requirements in many states and communities, including our market area. In many cases the business disruptions have been significant, which could adversely affect our business and financial position. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, or open and subsequently must close again, the impact on the national economy and our market area continues to be adverse or worsens, or more clients draw on their lines or credit or seek additional loans to help finance their businesses. Small and mid-sized businesses make up a large portion of our commercial loan portfolio and are particularly vulnerable to the financial effects of the COVID-19 pandemic due to their increased reliance on continuing cash flow to fund day-to-day operations. Although government programs have provided relief to these types of businesses, and may provide additional future relief, there can be no assurance that these programs will ultimately be successful. Our business operations may also be disrupted if significant portions of our workforce, key personnel or third-party service providers are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Until the COVID-19 pandemic subsides, it will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios.

In addition to other factors discussed in this report, factors related to the COVID-19 pandemic that could cause actual results to differ materially from those discussed in our forward-looking statements include the following: the length and severity of the COVID-19 pandemic, including its impact on our financial condition and business operations ;the pace of economic recovery following the COVID-19 pandemic; and changes in government legislation, regulations and policies to address the impact of COVID-19 through the CARES Act and other responses to the COVID-19 pandemic.

Our participation in the SBA Paycheck Protection Program (“PPP”) may expose us to credit losses as well as litigation and compliance risks.
The CARES Act, enacted on March 27, 2020, included a $349 billion loan program administered through the SBA, referred to as the PPP. The $349 billion in funds for the PPP were exhausted on April 16, 2020. On April 27, 2020, the program was reopened with an additional $310 billion approved by Congress. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria. See Note 3 of Notes to Consolidated Financial Statements.

Among other regulatory requirements, PPP loans are subject to forbearance of loan payments for a six-month period to the extent that loans are not eligible for forgiveness. If PPP borrowers fail to qualify for loan forgiveness, including by failing to use the funds appropriately in order to qualify for forgiveness under the program, the Bank will have a greater risk of holding these loans at unfavorable interest rates.

In addition, the short time period between the passing of the CARES Act and the implementation of the PPP resulted in ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. There is risk that the SBA or another governmental entity could conclude there was a deficiency in the manner in which the Bank originated, funded, or serviced PPP loans, which may or may not be related to the ambiguity in the CARES Act or the rules and guidance promulgated by the SBA and the U.S. Department of the Treasury regarding the operation of the PPP. In the event of such deficiency, the remedies the SBA may seek against the Bank are unknown, but may include the SBA’s denial of its liability under the guaranty, the reduction of the amount of the guaranty, or, if the SBA has already paid under the guaranty, the recovery of any loss related to the deficiency from the Company.

Since the opening of the PPP, several other banks have been subject to litigation regarding the process and procedures that these banks followed in accepting and processing applications for the PPP. We may be exposed to the risk of similar litigation, from both clients and non-clients that solicited the Bank for PPP loans, regarding processes and procedures we used to process applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation may be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total Assets.  Total assets increased $14.9 million, or 6.76%, to $235.3 million at June 30, 2020 from $220.4 million at December 31, 2019.  The increase in total assets was primarily due to an increase in our balances being held in interest bearing deposits in other banks, an increase in loans offset by a decrease in investment securities due to principal payments, sales and calls, as discussed in more detail below.

Cash and Cash Equivalents.  Cash and cash equivalents increased $22.6 million to $28.6 million at June 30, 2020 from $6.0 million at December 31, 2019.  The increase cash and cash equivalents was primarily in interest bearing deposits in other banks and was funded with sales, principal payments and calls of available for sale securities and an increase in borrowings from the FHLB to provide additional liquidity during COVID-19.  Additional liquidity is being maintained as a result of COVID-19 in order to ensure that we have the necessary funding available to fund loans, as well as meet the demands of our depositors, if necessary.

Time Deposits in Other Banks.  Time deposits in other banks decreased by $1.0 million, or 12.66%, to $6.9 million at June 30, 2020 from $7.9 million at December 31, 2019.  This decrease was due to calls of time deposits in other banks.

Investment Securities.  Investment securities decreased $14.0 million, or 37.74%, to $23.1 million at June 30, 2020 from $37.1 million at December 31, 2019.  The decrease was due to the sale of municipal securities and residential mortgage backed securities in the amount of $7.3 million and principal repayments and calls in the amount of $7.2 million.  At June 30, 2020 all of our investment securities are classified as available for sale.

Net Loans.  Net loans increased $6.1 million, or 3.85%, to $164.4 million at June 30, 2020 from $158.3 million at December 31, 2019.  Commercial loans increased $8.5 million to $15.5 million at June 30, 2020 from $7.0 million at December 31, 2019 due to the origination of $8.6 million in PPP loans.  One-to four-family residential real estate loans decreased $1.5 million, or 2.01%, to $73.2 million at June 30, 2020 from $74.7 million at December 31, 2019. Our construction and land development loans decreased $295,000, or 3.19%, to $9.0 million at June 30, 2020 from $9.3 million at December 31, 2019.  Our consumer loans decreased $115,000, or 21.99%, to $407,000 at June 30, 2020 from $523,000 at December 31, 2019.  Our home loans and lines of credit and our nonresidential loans remained relatively the same at June 30, 2020 compared to December 31, 2019.

Bank-owned Life Insurance.  We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations.  Bank-owned life insurance also generally provides us noninterest income that is non-taxable.  Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment.  This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date.  At June 30, 2020 and December 31, 2019, the aggregate cash surrender value of these policies was $4.8 million and $4.7 million, respectively.

Deposits.   Deposits increased $13.0 million, or 8.31%, to $169.4 million at June 30, 2020 from $156.4 million at December 31, 2019.  Our non-interest-bearing demand deposits increased $10.5 million, or 53.03%, to $30.3 million at June 30, 2020 from $19.8 million at December 31, 2019. This increase was primarily the result of the PPP loan origination funding being deposited into the non-interesting bearing accounts of our borrowers.  Our savings accounts increased $2.0 million, or 8.23%, to $26.3 million at June 30, 2020 from $24.3 million at December 31, 2019.  Our interest-bearing demand deposits increased $767,000, or 3.23%, to $24.5 million at June 30, 2020 from $23.8 million at December 31, 2019.  Our money market deposit account and certificates of deposit remained relatively the same at June 30, 2020 compared to December 31, 2019.

Total Stockholders’ Equity.  Total stockholders’ equity decreased by $6.1 million, or 10.18%, to $53.8 million at June 30, 2020 from $59.9 million at December 31, 2019.  Earnings of $304,000, an increase of $266,000 in other comprehensive income related to interest fluctuations on the  Company’s available for sale securities and an increase of $564,000 in additional paid in capital for the recording of stock-based compensation relating to the ESOP and the 2019 Equity Incentive Plan were offset by a cash dividend in the amount of $1.8 million paid to stockholders and the repurchase of $5.5 million in common stock, which is part of the stock repurchase plan that was approved by the Board of Directors on December 2, 2019.

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

	For the Three Months Ended June 30,
	2020			2019
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$168,647	$1,980	4.71%	$145,511	$1,825	5.09%
Interest-bearing deposits in other banks	21,067	5	0.10%	14,390	80	2.25%
Time deposits in other banks	7,287	53	2.92%	8,107	58	2.90%
Investment securities	23,941	190	3.18%	41,112	322	3.18%
Federal Home Loan Bank stock	681	7	4.12%	279	5	7.27%

Total interest-earning assets	221,623	2,235	4.09%	209,399	2,290	4.44%
Non-interest-earning assets	12,260			9,704

Total assets	$233,883			$219,103

Interest bearing liabilities:
Interest-bearing demand	$24,155	$8	0.13%	$24,876	$18	0.29%
Money market	10,004	5	0.20%	10,607	6	0.23%
Savings	25,944	3	0.05%	24,923	3	0.05%
Certificates of deposit	78,549	339	1.73%	76,731	320	1.69%

Total deposits	138,652	355	1.03%	137,137	347	1.03%
Borrowed funds	11,346	20	0.71%	—	—

Total interest-bearing liabilities	149,998	375	1.00%	137,137	347	1.03%
Non-interest-bearing liabilities	29,844			20,843

Total liabilities	179,842			157,980

Equity	54,041			61,123

Total liabilities and equity	$233,883			$219,103

Net interest income		$1,860			$1,943
Interest rate spread(1)			3.09%			3.41%
Net interest-earning assets(2)	$71,625			$72,262
Net interest margin(3)			3.37%			3.76%
Average interest-earning assets to average-interest bearing liabilities	147.75%			152.69%

1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2020			2019
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$165,657	$3,945	4.80%	$144,513	$3,552	4.96%
Interest-bearing deposits in other banks	13,925	20	0.29%	14,833	167	2.27%
Time deposits in other banks	7,606	109	2.89%	7,629	109	2.88%
Investment securities	29,176	434	3.00%	40,816	634	3.13%
Federal Home Loan Bank stock	552	11	4.02%	264	8	6.11%

Total interest-earning assets	216,916	4,519	4.20%	208,055	4,470	4.33%
Non-interest-earning assets	11,269			9,560

Total assets	$228,185			$217,615

Interest bearing liabilities:
Interest-bearing demand	$23,722	$25	0.21%	$24,105	$31	0.26%
Money market	9,988	10	0.20%	11,103	12	0.22%
Savings	25,242	6	0.05%	25,036	6	0.05%
Certificates of deposit	79,257	683	1.74%	76,302	614	1.62%

Total deposits	138,209	724	1.06%	136,546	663	0.98%
Borrowed funds	8,349	36	0.87%	—	—	—

Total interest-bearing liabilities	146,558	760	1.05%	136,546	663	0.98%
Non-interest-bearing liabilities	25,530			20,128

Total liabilities	172,088			156,674

Equity	56,097			60,941

Total liabilities and equity	$228,185			$217,615

Net interest income		$3,759			$3,807
Interest rate spread(1)			3.16%			3.35%
Net interest-earning assets(2)	$70,358			$71,509
Net interest margin(3)			3.49%			3.69%
Average interest-earning assets to average-interest bearing liabilities	148.01%			152.37%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and June 30, 2019

General.  Net income was $131,000 for the three months ended June 30, 2020 compared to $172,000 for the three months ended June 30, 2019.  The decrease was due to a decrease in net interest income after provision of $172,000, or 9.13%, to $1.7 million for the three months ended June 30, 2020 from $1.9 million for the three months ended June 30, 2019 as well as an increase in non-interest expense of $102,000, or 5.80%, to $1.9 million for three months ended June 30, 2020 from $1.8 million for the three months ended June 30, 2019 offset by an increase non-interest income of $236,000 to $341,000 for the three months ended June 30, 2020 from $105,000 for the three months ended June 30, 2019.

Interest Income. Interest and dividend income decreased $54,000, or 2.36%, to $2.2 million for the three months ended June 30, 2020 from $2.3 million for the three months ended June 30, 2019.   The decrease in interest and dividend income was due to the decrease in the average yield on interest-earning assets for the three months ended June 30, 2020 compared to the average yield on interest-earning assets for the three months ended June 30, 2019 offset by increase in average interest-earning assets for the three months ended June 30, 2020 compared to the average interest-earning assets for the three months ended June 30, 2019.

Interest and fees on loans increased $155,000, or 8.49%, to $2.0 million for the three months ended June 30, 2020 from $1.8 million for the three months ended June 30, 2019.  The increase was primarily due to an increase in the average balance of our loans offset by a decrease in the average yield on our loans.  Our average balance of loans increased $23.1 million, or 15.88%, to $168.6 million for the three months ended June 30, 2020 from $145.5 million for the three months ended June 30, 2019.   Our average yield on loans decreased 38 basis points to 4.71% for the three months ended June 30, 2020 from 5.09% for the three months ended June 30, 2019, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans due to the current rate environment, as well as our origination of lower yielding PPP loans.  As of June 30, 2020 we had originated $8.6 million in PPP loans and the interest rate on these loans is 1.00%.  The rate does not include deferred fees of approximately $245,000 that will be amortized and recorded as an increase in loan income over the life of the loan and depending on the date of loan origination. For the three months ended June 30, 2020, we had recorded an increase in loan income relating to the amortization of PPP deferred fees of approximately $21,000.

Interest and dividends on interest-bearing deposits in other banks, time deposits in other banks, and investments decreased $210,000, or 45.16%, to $255,000 for the three months ended June 30, 2020 from $465,000 for the three months ended June 30, 2019.  The average balances on interest-bearing deposits in other banks, time deposits in other banks and investments decreased $10.9 million to $53.0 million for the three months ended June 30, 2020 from $63.9 million for the three months ended June 30, 2019 and this decrease in the average balances was driven primarily by the sale of residential mortgage backed securities in the amount of $5.7 million and calls and principal repayments from our investment portfolio of $3.8 million during the three months ended June 30, 2020, offset by an increase in interest-bearing deposits in other banks. The average rate we earned on interest-bearing deposits in other banks, time deposits in other banks and investments decreased by 100 basis points to 1.95% for the three months ended June 30, 2020 from 2.95% for the three months ended June 30, 2019 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate decreases.

Interest Expense. Interest expense increased $28,000, or 8.07%, to $375,000 for the three months ended June 30, 2020 from $347,000 for the three months ended June 30, 2019.  Our average balance of interest-bearing liabilities increased $12.9 million, or 9.41%, to $150.0 million for the three months ended June 30, 2020 from $137.1 million for the three months ended June 30, 2019. The increase was due primarily to an increase in borrowed funds and an increase in savings accounts and certificates of deposit balances. Our average rate paid on interest-bearing deposits remained constant at 1.03% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  The average rate paid on our borrowings was 0.71% as of June 30, 2020.

Net Interest Income.  Net interest income decreased $83,000, or 4.27%, to remain at approximately $1.9 million for the three months ended June 30, 2020 and June 30, 2019.  The decrease was primarily the result of lower net interest spread and net interest margin.  Our average net interest-earning assets decreased by $700,000, or 0.97%, to $71.6 million for the three months ended June 30, 2020 from $72.3 million for the three months ended June 30, 2019.   Our net interest rate spread decreased by 32 basis points to 3.09% for the three months ended June 30, 2020 from 3.41% for the three months ended June 30, 2019 and our net interest margin decreased by 39 basis points to 3.37% for the three months ended June 30, 2020 from 3.76% for the three months ended June 30, 2019.

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

Provision for loan losses increased by $90,000 to $150,000 for the three months ended June 30, 2020 from a provision for loan losses for the three months ended June 30, 2019 of $60,000.  We did not record any charge-offs for three months ended June 30, 2020 and we recorded net charge-offs of $50,000 for the three months ended June 30, 2019.   Non-performing loans totaled $494,000 at June 30, 2020 compared to $929,000 at June 30, 2019.  The decrease of $435,000 in non-performing loans was primarily the result of a decrease of $484,000 in nonresidential loans.  The decrease in non-performing nonresidential loans was due to the settlement of a loan relationship where the Company reported a charge-off of $335,000 during the year ended December 31, 2018 and a subsequent recovery of $115,000 during the year ended December 31, 2019 for which the Company has no additional exposure.  Our non-performing loans to total loans decreased to 0.30% at June 30, 2020 from 0.64% at June 30, 2019.  The increase in provision for loan losses was necessary due to an increase in our overall loan balances as well as an increase in our qualitative factors, such as current economic  conditions, the adequacy of underlying collateral and the financial strength of our borrowers affected by the COVID-19 pandemic.  We have provided for losses that are probable and reasonably estimable at June 30, 2020.

Non-Interest Income.  Non-interest income increased by $236,000 to $341,000 for the three months ended June 30, 2020 from $105,000 for the three months ended June 30, 2019.  The increase was primarily due to an increase of $153,000 in gain on sale of loans to $172,000 for the three months ended June 30, 2020 from $19,000 for the three months ended June 30, 2019 and the gain on sale of investments of $97,000 recorded for the three months ended June 30, 2020.

Non-Interest Expense.  Non-interest expense increased by $102,000, or 5.80%, to $1.9 million for the three months ended June 30, 2020 from $1.8 million for the three months ended June 30, 2019.  Salaries, director fees and employee benefits increased $161,000, or 15.38%, to $1.2 million for the three months ended June 30, 2020 from $1.0 million for the three months ended June 30, 2019 primarily due to the recording of stock-based compensation of $175,000 for the three months ended June 30, 2020 compared to $89,000 for the three months ended June 30, 2019 relating to the 2019 Equity Incentive Plan which was approved in May 2019, as well as the expansion of our employee base, including sales and relationship management personnel to help support our continued growth strategy. Professional fees decreased $30,000, or 18.52%, to $132,000 for the three months ended June 30, 2020 from $162,000 for the three months ended June 30, 2019 primarily due to higher levels of  consulting expenses during the three months ended June 30, 2019 relating to the Company’s public company status. FDIC premiums and regulatory expenses decreased $11,000, or 39.29%, to $17,000 for the three months ended June 30, 2020 from $28,000 for the three months ended June 30, 2019 due to the FDIC awarding small banks credits for a portion of their assessment during the second quarter of 2020.  Marketing expenses decreased $37,000 to $12,000 for the three months ended June 30, 2020 compared to $49,000 for the three months ended June 30, 2019 due to reductions in marketing outlays during the second quarter of 2020.   Provision for losses and costs on foreclosed real estate increased by $49,000 to $75,000 for the three months ended June 30, 2020 from $26,000 for the three months ended June 30, 2019 due to a writedown in the valuation of the foreclosed real estate to its current fair market value.  Other operating expenses decreased by $35,000, or 17.33%, to $167,000 for the three months ended June 30, 2020 from $202,000 for the three months ended June 30, 2019 primarily due to a decrease in insurance costs offset by an increase in software maintenance costs.

Income Tax Expense.  Income tax expense increased by $4,000, or 7.14%, to $60,000 for the three months ended June 30, 2020 from $56,000 for the three months ended June 30, 2019. The effective tax rate was 31.51% and 24.46% for the three months ended June 30, 2020 and 2019, respectively.  Income before taxes decreased by $37,000, or 16.23%, to $191,000 for the three months ended June 30, 2020 compared to $228,000 for the three months ended June 30, 2019.  Although income before taxes decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, income tax expense increased as a result of the increase in non-deductible compensation expense relating to the 2019 Equity Incentive Plan during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and June 30, 2019

General.  Net income was $304,000 for the six months ended June 30, 2020 compared to $444,000 for the six months ended June 30, 2019.  The decrease of $140,000, or 31.53%, was due primarily to a decrease net interest income after provision, an increase in non-interest expense offset by an increase in non-interest income.  Net interest income after provision decreased by $224,000, or 6.12%, to $3.4 million for the six months ended June 30, 2020 compared to $3.7 million for the six months ended June 30, 2019.  Non-interest expenses increased by 316,000, or 9.70%, to $3.6 million for the six months ended June 30, 2020 compared to $3.3 million for the six months ended June 30, 2019.  Non-interest income increased $389,000 to $586,000 for the six months ended June 30, 2020 compared to $197,000 for the six months ended June 30, 2019.

Interest Income. Interest and dividend income remained constant at $4.5 million for the six months ended June 30, 2020 and 2019.  The average interest-earning assets for the six months ended June 30, 2020 increased compared to the average interest-earning assets for the six months ended June 30, 2019 however the average yield on interest-earning assets decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Interest and fees on loans increased $393,000, or 11.06%, to $3.9 million for the six months ended June 30, 2020 from $3.5 million for the six months ended June 30, 2019. The increase was primarily due to an increase in the average balance of our loans offset by a decrease in the average yield on our loans.   Our average balance of loans increased $21.2 million, or 14.67%, to $165.7 million for the six months ended June 30, 2020 from $144.5 million for the six months ended June 30, 2019.   Our average yield on loans decreased 16 basis points to 4.80% for the six months ended June 30, 2020 from 4.96% for the six months ended June 30, 2019, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans due to the current rate environment, as well as our origination of lower yielding PPP loans.  As of June 30, 2020 we had originated $8.6 million in PPP loans at an interest rate of 1.00%.  The rate does not include deferred fees of approximately $245,000 that will be amortized and recorded as an increase in loan income over the life of the loan and depending on the date of loan origination.  For the six months ended June 30, 2020, we had recorded an increase in loan income relating to the amortization of PPP deferred fees of approximately $21,000.

Interest and dividends on interest-bearing deposits in other banks, time deposits in other banks, and investments decreased $344,000, or 37.51%, to $574,000 for the six months ended June 30, 2020 from $918,000 for the six months ended June 30, 2019.  The average balances on interest-bearing deposits in other banks, time deposits in other banks and investments decreased $12.2 million, or 19.21%, to $51.3 million for the six months ended June 30, 2020 from $63.5 million for the six months ended June 30, 2019 and this decrease in the average balances was driven primarily by the sale of  municipal securities and residential mortgage backed securities in the amount of $7.3 million and calls and principal repayments from our investment portfolio of $7.2 million during the six months ended June 30, 2020.  The average rate we earned on interest-bearing deposits in other banks, time deposits in other banks and investments decreased 65 basis points to 2.26% for the six months ended June 30, 2020 from 2.91% for the six months ended June 30, 2019 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate decreases as well as decreases in the average yield on our investment portfolio after the sales of higher yielding investment securities.

Interest Expense. Interest expense increased $98,000, or 14.78%, to $760,000 for the six months ended June 30, 2020 from $662,000 for the six months ended June 30, 2019.  Our average balance of interest-bearing liabilities increased $10.1 million, or 7.40%, to $146.6 million for the six months ended June 30, 2020 from $136.5 million for the six months ended June 30, 2019.   The increase was due primarily to an increase in borrowed funds and an increase in certificates of deposit balances offset by a decrease in money market deposit accounts.  Our average rate paid on interest-bearing deposits increased eight basis points to 1.06% for the six months ended June 30, 2020 from 0.98% for the six months ended June 30, 2019 primarily due to an increase in the average rate paid on certificates of deposit.    The average rate paid on our borrowings was 0.87% as of June 30, 2020.

Net Interest Income.  Net interest income decreased $49,000, or 1.29%, to remain at $3.8 million for the six months ended June 30, 2020 and June 30, 2019.  The slight decrease was primarily the result of lower net interest spread and net interest margin.  Our average net interest-earning assets, which represents total interest–earning assets, less total interest–bearing liabilities, decreased by $1.1 million, or 1.54%, to $70.4 million for the six months ended June 30, 2020 from $71.5 million for the six months ended June 30, 2019.   Our net interest rate spread decreased by 19 basis points to 3.16% for the six months ended June 30, 2020 from 3.35% for the six months ended June 30, 2019 and our net interest margin decreased by 20 basis points to 3.49% for the six months ended June 30, 2020 from 3.69% for the six months ended June 30, 2019.

Provisions for Loan Losses.  Provision for loan losses increased $175,000 to $325,000 for the six months June 30, 2020 from $150,000 for the six months ended June 30, 2019.  We recorded net charge-offs of $3,000 and $50,000 for the six months ended June 30, 2020 and 2019, respectively.  Non-performing loans totaled $494,000 at June 30, 2020 compared to $929,000 million at June 30, 2019.  The decrease of $435,000 in non-performing loans was primarily the result of a decrease of $484,000 in nonresidential loans.  The decrease in non-performing nonresidential loans was due to the settlement of a loan relationship where the Company reported a charge-off of $335,000 during the year ended December 31, 2018 and a subsequent recovery of $115,000 during the year ended December 31, 2019 for which the Company has no additional exposure.  Our non-performing loans to total loans decreased to 0.30% at June 30, 2020 from 0.64% at June 30, 2019.  The increase in provision for loan losses was necessary due to an increase in our overall loan balances as well as an increase in our qualitative factors, such as current economic  conditions, the adequacy of underlying collateral and the financial strength of our borrowers affected by the COVID-19 pandemic.  We have provided for losses that are probable and reasonably estimable at June 30, 2020.

Non-Interest Income.  Non-interest income increased by $389,000 to $586,000 for the six months ended June 30, 2020 from $197,000 for the six months ended June 30, 2019.  The increase was primarily due to an increase of $253,000 in gain on sale of loans to $287,000 for the six months ended June 30, 2020 from $34,000 for the six months ended June 30, 2019 and the gain on sale of investments of $143,000 recorded for the six months ended June 30, 2020.

Non-Interest Expense.  Non-interest expense increased by $316,000, or 9.70%, to $3.6 million for the six months ended June 30, 2020 from $3.3 million for the six months ended June 30, 2019.  Salaries, director fees and employee benefits increased $414,000, or 21.42%, to $2.3 million for the six months ended June 30, 2020 from $1.9 million for the six months ended June 30, primarily due to the recording of stock-based compensation of $344,000 for the six months ended June 30, 2020 compared to $89,000 for the six months ended June 30, 2019 relating to the 2019 Equity Incentive Plan which was approved in May 2019, as well as the expansion of our employee base, including sales and relationship management personnel to help support our continued growth strategy. Professional fees decreased $37,000, or 12.98%, to $248,000 for the six months ended June 30, 2020 from $285,000 for the six months ended June 30, 2019 primarily due to higher levels of consulting expenses during the six months ended June 30, 2019 relating to the Company’s public company status.  FDIC premiums and regulatory expenses decreased $25,000, or 43.10%, to $33,000 for the six months ended June 30, 2020 from $58,000 for the six months ended June 30, 2019 due to the FDIC awarding small banks credits for a portion of their assessment during the first and second quarters of 2020.  Marketing expenses decreased $43,000 to $29,000 for the six months ended June 30, 2020 compared to $72,000 for the six months ended June 30, 2019 due to reductions in marketing outlays during the first and second quarters of 2020.   Provision for losses and costs on foreclosed real estate increased by $49,000 to $78,000 for the six months ended June 30, 2020 from $29,000 for the six months ended June 30, 2019 due to a writedown in the valuation of the foreclosed real estate to its current fair market value.  Other operating expenses decreased by $35,000, or 9.21%, to $345,000 for the six months ended June 30, 2020 from $380,000 for the six months ended June 30, 2019 primarily due to a decrease in insurance costs offset by an increase in software maintenance costs.

Income Tax Expense.  Income tax expense decreased by $10,000, or 6.62%, to $141,000 for the six months ended June 30, 2020 from $151,000 for the six months ended June 30, 2019.  The effective tax rate was 31.66% and 25.39% for the six months ended June 30, 2020 and 2019, respectively.  The decrease in tax expense was the result of a decrease in income before income taxes of $150,000, or 25.17%, to $445,000 for the six months ended June 30, 2020 from $596,000 for the six months ended June 30, 2019.   The increase in the effective tax rate was due to the increase in non-deductible compensation expense relating to the 2019 Equity Incentive Plan during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

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

The COVID-19 pandemic could have a negative effect on our liquidity and capital resources due to reductions in principal and interest payments on our loans, an increase in deposit withdrawals and the potential tightening of the capital markets.  While we have not yet experienced a significant decrease in our loan principal and interest payments, we do however anticipate there could be a decline in the third quarter ending September 30, 2020 based on our current level of loan modification requests for those customers affected by COVID-19.  The loan type, number of loans and balances of these loan modifications are discussed in Note 4 of Notes to Consolidated Financial Statements.  As a qualified SBA lender, we were authorized to originate PPP loans as discussed in Note 3 of Notes to Consolidated Financial Statements.  We limited our investment in these loans to 20% of the Bank’s capital, or $8.6 million in loans, and funded approximately this amount in PPP loans as of June 30, 2020.  Deposit balances increased during the six months ended June 30, 2020, and although a reduction in our deposits did not occur as anticipated, we continue to prepare for deposit outflow from consumers and businesses relating to the potential disruption in their income and the adverse business consequences due to COVID-19.

In order to meet the our potential current short-term and long-term liquidity needs, to include the funding of our investment in PPP loans, as discussed above, we increased our borrowings with the Federal Home Loan Bank to $10.0 million as of June 30, 2020 and as of June 30, 2020, we had sold $7.3 million in municipal and residential mortgage-backed securities, recognizing a gain of approximately $143,000.  We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2020.

We monitor and adjust our investments in liquid assets based upon our assessments of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset liability management program.  Excess liquid assets are invested generally in interest-earning deposits and short and intermediate securities.

Our most liquid assets are cash and cash equivalents, which include interest-bearing deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2020, cash and cash equivalents totaled $28.6 million, which included, $769,000 in cash and due from banks and interest-bearing deposits in other banks of $27.8 million. Time deposits in other banks and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $6.9 million and $23.1 million, respectively at June 30, 2020.

Our cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was $(20,000) and $1.0 million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from sales and maturing securities and pay-downs on mortgage-backed securities was $8.8 million and $(7.5) million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and borrowings, as well as the repurchase of common stock and payment of dividends was $13.8 million and $4.2 million for the six months ended June 30, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of June 30, 2020 totaled $30.7 million, or 18.12% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

We are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2020, Chesapeake Bank of Maryland exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.  See “Historical and Pro Forma Regulatory Capital Compliance.”

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At June 30, 2020, we had outstanding commitments to originate loans of $25.0 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

Item 1A – Risk Factors

Not applicable as CBM Bancorp, Inc. is a smaller reporting company.

Item 2 - Unregistered Sales of Equity Securities and Use or Proceeds

For information regarding stock repurchases during the quarter and six months ended June 30, 2020, see Note 10 of Notes to Consolidated Financial Statements which is incorporated by reference.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.0	Section 1350 Certifications

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBM BANCORP, INC.

Dated:	August 13, 2020	By:	/s/ Joseph M. Solomon
Joseph M. Solomon
President
(principal executive officer)

Dated:	August 13, 2020	By:	/s/ Jodi L. Beal
Jodi L. Beal
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)