Form 10-Q
period 2020-09-30
CBM BANCORP, INC.
filed 2020-11-12
CIK 1742089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

As of November 10, 2020, the number of shares of common stock outstanding was 3,713,058.

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CBMB	The Nasdaq Capital Market LLC

CBM Bancorp, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – Consolidated Financial Statements

CBM Bancorp, Inc.

Consolidated Statements of Financial Condition

September 30, 2020 (Unaudited) and December 31, 2019

	September 30,	December 31,
	2020	2019
Assets	(Unaudited)
Cash and due from banks	$483,036	$787,050
Interest-bearing deposits in other banks	32,679,107	5,200,071
Cash and cash equivalents	33,162,143	5,987,121
Time deposits in other banks	6,943,845	7,935,811
Securities available for sale, at fair value	19,263,462	37,090,591
Federal Home Loan Bank stock, at cost	410,900	300,400
Loans held for sale	4,061,870	1,730,430
Loans, net of unearned fees	160,896,761	159,624,611
Allowance for loan losses	(1,726,942)	(1,379,150)
Net loans	159,169,819	158,245,461
Accrued interest receivable	725,651	655,146
Bank-owned life insurance	4,812,942	4,723,825
Premises and equipment, net	1,759,728	1,828,666
Foreclosed real estate	775,000	845,000
Deferred income taxes	747,417	724,658
Prepaid expenses and other assets	352,801	334,470
Total assets	$232,185,578	$220,401,579
Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$31,793,786	$19,780,866
Interest-bearing deposits	140,591,163	136,660,007
Total deposits	172,384,949	156,440,873
Advances by borrowers for taxes and insurance	643,518	538,516
Federal Home Loan Bank advances	5,000,000	2,500,000
Accounts payable and other liabilities	900,627	986,814
Total liabilities	178,929,094	160,466,203
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 24,000,000 shares; issued and outstanding 3,714,058 shares at September 30, 2020 and 4,208,505 shares at December 31, 2019	37,141	42,085
Additional paid in capital	34,837,661	41,210,056
Retained earnings	22,009,818	23,243,847
Unearned common stock held by:
Employee Stock Ownership Plan	(2,454,560)	(2,708,480)
2019 Equity Incentive Plan	(1,908,570)	(2,357,994)
Accumulated other comprehensive income	734,994	505,862
Total stockholders’ equity	53,256,484	59,935,376
Total liabilities and stockholders’ equity	$232,185,578	$220,401,579

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2020 and 2019

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and dividend income
Interest and fees on loans	$1,882,330	$1,848,479	$5,827,693	$5,400,671
Interest and dividends on investments	220,289	468,301	794,116	1,386,236
Total interest income	2,102,619	2,316,780	6,621,809	6,786,907
Interest expense
Interest on deposits	351,986	367,558	1,076,092	1,030,152
Interest on borrowings	17,776	—	53,937	—
Total interest expense	369,762	367,558	1,130,029	1,030,152
Net interest income	1,732,857	1,949,222	5,491,780	5,756,755
Provision for (reversal of) loan losses	25,000	(60,000)	350,000	90,000
Net interest income after provision for (reversal of) loan losses	1,707,857	2,009,222	5,141,780	5,666,755
Non-interest income
Service fees on deposit accounts	23,569	33,828	81,774	92,068
Income from bank-owned life insurance	51,471	57,933	89,117	95,561
Gain on sale of loans held for sale	341,450	29,661	628,268	63,933
Gain on sale of investment securities	—	—	143,223	—
Other non-interest income	36,340	33,462	96,789	100,239
Total non-interest income	452,830	154,884	1,039,171	351,801
Non-interest expense
Salaries, director fees and employee benefits	1,164,394	1,122,656	3,510,758	3,055,194
Premises and equipment	109,045	105,580	320,426	330,986
Data processing	143,430	140,979	427,848	419,559
Professional fees	141,519	140,315	389,172	425,452
FDIC premiums and regulatory assessments	24,662	18,722	57,836	76,648
Marketing	19,887	25,524	49,204	97,881
Provision for losses and costs on foreclosed real estate	3,820	4,040	81,810	33,214
Other operating expenses	187,536	187,603	532,097	565,319
Total non-interest expense	1,794,293	1,745,419	5,369,151	5,004,253
Income before income taxes	366,394	418,687	811,800	1,014,303
Income tax expense	115,552	116,980	256,579	268,218
Net income	$250,842	$301,707	$555,221	$746,085
Earnings per common share
Basic	$0.07	$0.08	$0.15	$0.19
Diluted	$0.07	$0.08	$0.15	$0.19

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended September 30, 2020 and 2019

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$250,842	$301,707	$555,221	$746,085
Other comprehensive (loss) income
Unrealized (loss) gain on investment securities available for sale	(50,353)	(24,776)	459,344	666,443
Reclassification adjustment for realized gain on investment securities available for sale included in net income	—	—	(143,223)	—
Total unrealized (loss) gain on investment securities available for sale	(50,353)	(24,776)	316,121	666,443
Income tax benefit (expense) relating to investment securities available for sale	13,855	6,818	(86,989)	(183,388)
Other comprehensive (loss) income	(36,498)	(17,958)	229,132	483,055
Total comprehensive income	$214,344	$283,749	$784,353	$1,229,140

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three and Nine Months Ended September 30, 2020 and 2019

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned RSA Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, July 1, 2020	$37,988	$35,650,867	$21,758,976	$(2,539,200)	$(1,908,570)	$771,492	$53,771,553
Net income	—	—	250,842	—	—	—	250,842
Other comprehensive loss	—	—	—	—	—	(36,498)	(36,498)
ESOP shares to be released	—	20,313	—	84,640	—	—	104,953
Repurchase of common stock	(847)	(1,017,493)	—	—	—	—	(1,018,340)
Stock based compensation	—	183,974	—	—	—	—	183,974
Balance, September 30, 2020	$37,141	$34,837,661	$22,009,818	$(2,454,560)	$(1,908,570)	$734,994	$53,256,484
Balance, January 1, 2020	$42,085	$41,210,056	$23,243,847	$(2,708,480)	$(2,357,994)	$505,862	$59,935,376
Net income	—	—	555,221	—	—	—	555,221
Other comprehensive income	—	—	—	—	—	229,132	229,132
Cash dividends $0.50 per share	—	—	(1,789,250)	—	—	—	(1,789,250)
ESOP shares to be released	—	71,097	—	253,920	—	—	325,017
Vesting of restricted stock awards	—	(449,424)	—	—	449,424	—	—
Repurchase of common stock	(4,944)	(6,521,651)	—	—	—	—	(6,526,595)
Stock based compensation	—	527,583	—	—	—	—	527,583
Balance, September 30, 2020	$37,141	$34,837,661	$22,009,818	$(2,454,560)	$(1,908,570)	$734,994	$53,256,484
Balance, July 1, 2019	$42,320	$41,131,468	$22,780,512	$(2,877,760)	$(497,439)	$529,228	$61,108,329
Net income	—	—	301,707	—	—	—	301,707
Other comprehensive loss	—	—	—	—	—	(17,958)	(17,958)
ESOP shares to be released	—	31,317	—	84,640	—	—	115,957
Repurchase of common stock for 2019 Equity Incentive Plan	—	—	—	—	(911,882)	—	(911,882)
Stock based compensation	—	171,170	—	—	—	—	171,170
Balance, September 30, 2019	$42,320	$41,333,955	$23,082,219	$(2,793,120)	$(1,409,321)	$511,270	$60,767,323
Balance, January 1, 2019	$42,320	$40,987,146	$22,336,134	$(3,047,040)	$—	$28,215	$60,346,775
Net income	—	—	746,085	—	—	—	746,085
Other comprehensive income	—	—	—	—	—	483,055	483,055
ESOP shares to be released	—	86,333	—	253,920	—	—	340,253
Repurchase of common stock for 2019 Equity Incentive Plan	—	—	—	—	(1,409,321)	—	(1,409,321)
Stock based compensation	—	260,476	—	—	—	—	260,476
Balance, September 30, 2019	$42,320	$41,333,955	$23,082,219	$(2,793,120)	$(1,409,321)	$511,270	$60,767,323

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2020 and 2019

	For the Nine Months
	Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$555,221	$746,085
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of securities	38,447	39,773
Gain on sale of loans held for sale	(628,268)	(63,933)
Originations of loans held for sale	(25,481,939)	(4,957,118)
Proceeds from sales of loans held for sale	23,778,767	3,478,575
Gain on sale of investment securities	(143,223)	—
Amortization of deferred loan origination costs, net of fees	(218,621)	(196,565)
Provision for loan losses	350,000	90,000
Increase in accrued interest receivable	(70,505)	(1,704)
Increase in cash surrender value of life insurance	(89,117)	(95,561)
Depreciation and amortization	108,397	121,459
ESOP compensation expense	325,017	340,253
Stock based compensation expense	527,583	260,476
Writedown of foreclosed real estate	70,000	20,000
Deferred income tax benefit, net	(109,748)	17,681
Increase in prepaid expenses and other assets	(18,331)	(187,792)
Decrease in accounts payable and other liabilities	(86,187)	203,745
Net cash used in operating activities	(1,092,507)	(184,626)
Cash flows from investing activities:
Net maturities (purchases) of time deposits in other banks	992,000	(1,736,000)
Purchases of available for sale securities	—	(17,621,389)
Proceeds from maturities, payments and calls of available for sale securities	10,935,223	13,921,440
Proceeds from sales of investment securities	7,312,769	—
Purchases of Federal Home Loan Bank stock	(110,500)	(33,900)
Net increase in loans	(1,055,737)	(3,298,042)
Purchases of premises and equipment	(39,459)	(46,449)
Net cash provided by (used in) investing activities	18,034,296	(8,814,340)
Cash flows from financing activities:
Net increase in deposits	15,944,076	1,497,315
Net increase in advances by borrowers	105,002	217,548
Net increase in FHLB advances	2,500,000	—
Repurchase common stock	(6,526,595)	(1,409,321)
Cash dividends on common stock	(1,789,250)	—
Net cash provided by financing activities	10,233,233	305,542
Net increase (decrease) in cash and cash equivalents	27,175,022	(8,693,424)
Cash and cash equivalents, beginning balance	5,987,121	18,846,760
Cash and cash equivalents, ending balance	$33,162,143	$10,153,336
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,130,708	$1,030,031
Cash paid for income taxes	525,000	190,000

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1.	Significant Accounting Policies

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

Pursuant to the plan of conversion and reorganization, after two years from the date of conversion and reorganization, and upon the written request of the Federal Reserve Board, CBM Bancorp will transfer, or upon the prior written approval of the Federal Reserve Board, CBM Bancorp may transfer, the liquidation account and the depositors’ interests in such account to the Bank, and the liquidation account shall thereupon be subsumed into the liquidation account of the Bank..  The Company may not pay a dividend on, or repurchase any of, its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the Company is subject to certain other regulations restricting the payment of dividends on, and the repurchase of, its capital stock.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1.	Significant Accounting Policies (Continued)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.  For further information, refer to the Bank’s annual audited consolidated financial statements and related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K dated March 27, 2020.

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

The accounting and reporting policies of CBM Bancorp, Inc. and Chesapeake Bank of Maryland conform to U.S. GAAP and to general practices in the banking industry.  The more significant policies follow:

Principles of Consolidation

The consolidated financial statements include the accounts of CBM Bancorp, Inc. and the Bank, its wholly owned subsidiary.  Material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Federal Home Loan Bank Stock

Federal Home Loan Bank of Atlanta (“FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of U.S. GAAP related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and lacks a market. FHLB stock represents the required investment in the common stock of the Federal Home Loan Bank of Atlanta according to a predetermined formula.  FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution.

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

The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment).  Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives.  The period of time between the issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 90 days.  The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that they buyer/investor has assumed the interest rate risk on the loan.  As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates.  The fair value of rate lock commitments was considered immaterial at September 30, 2020 and December 31, 2019 and an adjustment was not recorded.  Loans held for sale that are not ultimately sold, but instead are placed into the Bank’s portfolio, are reclassified as loans held for investment and recorded at fair value.

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

Bank-Owned Life Insurance (“BOLI”)

The Bank maintains life insurance policies on certain present and former directors.  These policies are split-dollar or director insurance policies.  Under the split-dollar insurance policies, the Bank pays the premiums and upon the death of the insured, the Bank will receive an amount equal to the premiums paid on the policy from the policy date to the date of death.  Any remaining proceeds will be paid to the beneficiary.  If the policy is surrendered before the date of death, the Bank will receive the lesser of the cash surrender value or the sum of the premiums paid on the policy from the policy date to the date of surrender. Under the director insurance policies, the Bank receives the cash surrender value if the policy is surrendered or receives all benefits payable upon the death of the insured.  As of September 30, 2020 and December 31, 2019, $121,570 and $122,118, respectively, was included in other liabilities related to the split-dollar insurance policies.

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

Concentrations of Credit Risk

The Bank did not have deposits in other financial institutions in excess of amounts insured by the FDIC, as of September 30, 2020 and December 31, 2019.  The Bank’s management considers deposits in excess of amounts insured by the FDIC to be a normal business risk. The Bank also maintains accounts with brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation.

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

The amortized cost and estimated fair value of securities classified as available for sale at September 30, 2020 and December 31, 2019, are as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$3,499,385	$68,354	$—	$3,567,739
Residential mortgage-backed securities	14,750,047	945,676	—	15,695,723
	$18,249,432	$1,014,030	$—	$19,263,462

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$9,472,370	$76,651	$4,679	$9,544,342
Residential mortgage-backed securities	25,415,647	638,856	43,964	26,010,539
Municipal securities	1,504,664	31,046	—	1,535,710
	$36,392,681	$746,553	$48,643	$37,090,591

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2.	Securities (Continued)

Proceeds from the sale of available for sale securities totaled $7,312,769 realizing gross gains of $143,223 for the nine months ended September 30, 2020.  There were no sales of investment securities for the three months ended September 30, 2020 or for the three and nine months ended September 30, 2019.

The amortized cost and estimated fair value of securities as of September 30, 2020 and December 31, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	3,499,385	3,567,739
Due five years to ten years	—	—
Due after ten years	—	—
Mortgage-backed, in monthly installments	14,750,047	15,695,723
	$18,249,432	$19,263,462

	December 31, 2019
	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,000,000	$998,407
Due after one year through five years	9,474,467	9,560,135
Due five years to ten years	502,567	521,510
Due after ten years	—	—
Mortgage-backed, in monthly installments	25,415,647	26,010,539
	$36,392,681	$37,090,591

The Bank did not have any securities with gross unrealized losses at September 30, 2020.  Securities with gross unrealized losses at December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
U.S. Government and Federal Agency obligations	$—	$—	$1,995,321	$4,679	$1,995,321	$4,679
Residential mortgage – backed securities	4,862,213	43,964	—	—	4,862,213	43,964
	$4,862,213	$43,964	$1,995,321	$4,679	$6,857,534	$48,643

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2.	Securities (Continued)

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

There were no securities pledged as of September 30, 2020 and December 31, 2019.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3.Loans (Continued)

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

The Bank makes loans to customers primarily in the Baltimore Metropolitan Area and its surrounding counties. The principal loan portfolio segment balances at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Real estate loans
One-to four-family	$68,013,481	$74,655,376
Home equity loans and lines of credit	7,129,108	7,488,348
Construction and land development	10,862,487	9,260,520
Nonresidential	59,007,384	61,012,514
Total real estate loans	145,012,460	152,416,758

Other loans
Commercial	15,907,233	6,946,372
Consumer	388,058	522,566
Total other loans	16,295,291	7,468,938
Total loans	161,307,751	159,885,696
Net deferred loan origination fees and costs	(410,990)	(261,085)
Allowance for loan losses	(1,726,942)	(1,379,150)
Total loans, net	$159,169,819	$158,245,461

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the balance sheet.  Overdrafts were $11,940 and $25,714 at September 30, 2020 and December 31, 2019, respectively.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3.	Loans (Continued)

The following table provides information regarding our nonresidential real estate loans by type at September 30, 2020.

Type of Loan	Number of Loans	Balance
Office	30	$15,105,392
Retail	17	12,855,719
Warehouse/Industrial	14	9,222,020
Apartment/Multifamily	16	8,253,129
Hotel	5	7,464,660
Other	13	3,989,561
Restaurant	4	1,223,480
Religious/Church Related	4	893,423
	103	$59,007,384

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

We limited our investment in PPP loans to 20% of the Bank’s capital or approximately $8.6 million in loans.  As of September 30, 2020, we have 101 PPP loan outstanding to qualified borrowers for $8,563,898, with deferred fees relating to PPP loans in the amount of $243,651.

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

The following tables summarize the activity in the allowance for losses for the three and nine months ended September 30, 2020 and 2019 and for the year ended December 31, 2019 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of September 30, 2020, September 30, 2019 and December 31, 2019.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.	Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of September 30, 2020
	One –to Four- Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Allowance for loans losses
Beginning Balance – July 1, 2020	$392,464	$69,399	$203,512	$865,760	$90,880	$5,173	$73,663	$1,700,851
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	1,091	—	—	—	—	—	1,091
Provision	(34,396)	(4,460)	33,290	29,089	3,963	(749)	(1,737)	25,000
Ending Balance – September 30, 2020	$358,068	$66,030	$236,802	$894,849	$94,843	$4,424	$71,926	$1,726,942
Beginning Balance – January 1, 2020	$331,605	$62,603	$179,541	$683,453	$55,571	$6,950	$59,427	$1,379,150
Charge-offs	—	—	(263)	—	—	(3,633)	—	(3,896)
Recoveries	—	1,688	—	—	—	—	—	1,688
Provision	26,463	1,739	57,524	211,396	39,272	1,107	12,499	350,000
Ending Balance – September 30, 2020	$358,068	$66,030	$236,802	$894,849	$94,843	$4,424	$71,926	$1,726,942
Ending balance: individually evaluated for impairment	$—	$270	$—	$—	$—	$—	$—	$270
Ending balance: collectively evaluated for impairment	$358,068	$65,760	$236,802	$894,849	$94,843	$4,424	$71,926	$1,726,672
Loans:
Ending balance	$68,013,481	$7,129,108	$10,862,487	$59,007,384	$15,907,233	$388,058		$161,307,751
Ending balance: individually evaluated for impairment	$453,557	$58,152	$—	$—	$—	$—		$511,709
Ending balance: collectively evaluated for impairment	$67,559,924	$7,070,956	$10,862,487	$59,007,384	$15,907,233	$388,058		$160,796,042

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.	Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of September 30, 2019
	One –to Four- Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total

Allowance for loans losses:
Beginning Balance – July 1, 2019	$340,637	$60,589	$165,934	$583,285	$55,079	$6,404	$76,588	$1,288,516
Charge-offs	(40,275)	—	—	—	—	—	—	(40,275)
Recoveries	—	—	—	114,470	—	—	—	114,470
Reversal of provision	21,542	(5,436)	17,464	(94,637)	(1,527)	504	2,090	(60,000)
Ending Balance – September 30, 2019	$321,904	$55,153	$183,398	$603,118	$53,552	$6,908	$78,678	$1,302,711
Beginning Balance – January 1, 2019	$244,781	$68,837	$185,170	$626,031	$28,879	$6,669	$27,985	$1,188,352
Charge-offs	(90,111)	—	—	—	—	—	—	(90,111)
Recoveries	—	—	—	114,470	—	—	—	114,470
Provision	167,234	(13,684)	(1,772)	(137,383)	24,673	239	50,693	90,000
Ending Balance – September 30, 2019	$321,904	$55,153	$183,398	$603,118	$53,552	$6,908	$78,678	$1,302,711
Ending balance: individually evaluated for impairment	$—	$737	$13,184	$—	$—	$—	$—	$13,921
Ending balance: collectively evaluated for impairment	$321,904	$54,416	$170,214	$603,118	$53,552	$6,908	$78,678	$1,288,790
Loans:
Ending balance	$70,415,865	$6,889,663	$9,089,247	$53,585,416	$6,694,040	$543,943		$147,218,174
Ending balance: individually evaluated for impairment	$310,585	$87,601	$826,438	$1,592,485	$—	$—		$2,817,109
Ending balance: collectively evaluated for impairment	$70,105,280	$6,802,062	$8,262,809	$51,992,931	$6,694,040	$543,943		$144,401,065

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.	Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of December 31, 2019
	One –to Four- Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Beginning Balance – January 1, 2019	$244,781	$68,837	$185,170	$626,031	$28,879	$6,669	$27,985	$1,188,352
Charge-offs	(90,111)	—	(11,000)	—	—	—	—	(101,111)
Recoveries	—	2,439	—	114,470	—	—	—	116,909
Provision	176,935	(8,673)	5,371	(57,048)	26,692	281	31,442	175,000
Ending Balance – December 31, 2019	$331,605	$62,603	$179,541	$683,453	$55,571	$6,950	$59,427	$1,379,150
Ending balance: individually evaluated for impairment	$—	$681	$—	$—	$—	$—	$—	$681
Ending balance: collectively evaluated for impairment	$331,605	$61,922	$179,541	$683,453	$55,571	$6,950	$59,427	$1,378,469
Loans:
Ending balance	$74,655,376	$7,488,348	$9,260,520	$61,012,514	$6,946,372	$522,566		$159,885,696
Ending balance: individually evaluated for impairment	$337,984	$116,721	$791,625	$1,581,818	$—	$—		$2,828,148
Ending balance: collectively evaluated for impairment	$74,317,392	$7,371,627	$8,468,895	$59,430,696	$6,946,372	$522,566		$157,057,548

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.	Credit Quality of Loans and the Allowance for Loan Losses (Continued)

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

The following table is a summary of the loan portfolio quality indicators by loan class recorded investment as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$67,559,924	$7,107,800	$10,862,487	$59,007,384
Special Mention	—	—	—	—
Substandard	453,557	21,308	—	—
Doubtful	—	—	—	—
	$68,013,481	$7,129,108	$10,862,487	$59,007,384

	Commercial	Consumer	Totals
Grade:
Pass	$15,907,233	$388,058	$160,832,886
Special Mention	—	—	—
Substandard	—	—	474,865
Doubtful	—	—	—
	$15,907,233	$388,058	$161,307,751

	December 31, 2019
	One-to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential
Grade:
Pass	$73,856,550	$7,412,069	$8,468,895	$59,430,696
Special Mention	460,842	—	—	—
Substandard	337,984	76,279	791,625	1,581,818
Doubtful	—	—	—	—
	$74,655,376	$7,488,348	$9,260,520	$61,012,514

	Commercial	Consumer	Totals
Grade:
Pass	$6,946,372	$522,566	$156,637,148
Special Mention	—	—	460,842
Substandard	—	—	2,787,706
Doubtful	—	—	—
	$6,946,372	$522,566	$159,885,696

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.	Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table sets forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$—	$—	$180,974	$180,974	$67,832,507	$68,013,481	$—	$453,557
Home equity loans and lines of credit	—	—	—	—	7,129,108	7,129,108	—	21,308
Construction and land development	—	—	—	—	10,862,487	10,862,487	—	—
Nonresidential	—	—	—	—	59,007,384	59,007,384	—	—

Other loans:
Commercial	—	—	—	—	15,907,233	15,907,233	—	—
Consumer	—	—	—	—	388,058	388,058	—	—

Total loans	$—	$—	$180,974	$180,974	$161,126,777	$161,307,751	$—	$474,865

	December 31, 2019
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$220,316	$—	$337,984	$558,300	$74,097,076	$74,655,376	$—	$337,984
Home equity loans and lines of credit	169,329	—	76,279	245,608	7,242,740	7,488,348	—	76,279
Construction and land development	—	—	75,728	75,728	9,184,792	9,260,520	—	75,728
Nonresidential	—	—	—	—	61,012,514	61,012,514	—	—

Other loans:
Commercial	31,510	—	—	31,510	6,914,862	6,946,372	—	—
Consumer	24,759	—	—	24,759	497,807	522,566	—	—

Total loans	$445,914	$—	$489,991	$935,905	$158,949,791	$159,885,696	$—	$489,991

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.	Credit Quality of Loans and the Allowance for Loan Losses (Continued)

At September 30, 2020 and December 31, 2019 there were no loans 90 days past due and still accruing interest.  At September 30, 2020, the Bank had six loans on non-accrual status with foregone interest in the amount of $9,085.  At December 31, 2019, the Bank had seven loans on non-accrual status with foregone interest in the amount of $17,925.

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

As of September 30, 2020, the Bank had received and approved requests to modify 61 loans due to the effects of COVID-19.  The Bank’s modifications primarily consist of interest only payments with the deferral of principal for up to six months, dependent on the borrower and their financial situation.

The breakdown of loan modifications due to the effects of COVID-19 by loan category is as follows:

	Number of loans	Balance
Real estate loans
One-to four-family	21	$4,125,400
Home equity loans and lines of credit	3	262,854
Construction and land development	3	1,307,555
Nonresidential	24	18,442,953
Total real estate loans	51	24,138,762
Other loans
Commercial	8	1,798,718
Consumer	2	53,959
Total other loans	10	1,852,677
Total loans	61	$25,991,439

Of the 61 loans modified due to the effects of COVID-19, all loans were in compliance with their loan modification agreements at September 30, 2020.

The Bank accounts for impaired loans under U.S.GAAP An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Loans are individually evaluated for impairment.  When the Bank classifies a problem asset as impaired, it provides a specific reserve for that portion of the asset that is deemed uncollectible based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or based on the loan’s observable market price or fair value of the collateral if the loan is collateral dependent.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.	Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans for the three and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019:

				Three Months Ended		Nine Months Ended
	Impaired Loans at September 30, 2020			September 30, 2020		September 30, 2020
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
One-to four-family	$453,557	$456,743	$—	$462,253	$8,183	$465,420	$17,363
Home equity loans and lines of credit	21,308	21,308	—	22,110	423	22,339	593
With an allowance recorded:
Home equity loans and lines of credit	$36,844	$36,844	$270	$36,851	$586	$38,643	$1,733
Total
One-to four-family	$453,557	$456,743	$—	$462,253	$8,183	$465,420	$17,363
Home equity loans and lines of credit	58,152	58,152	270	58,961	1,009	60,982	2,326

				Three Months Ended		Nine Months Ended
	Impaired Loans at September 30, 2019			September 30, 2019		September 30, 2019
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
One-to four-family	$310,585	$314,605	$—	$311,238	$1,882	$314,072	$7,997
Home equity loans and lines of credit	46,080	46,080	—	46,080	668	47,043	1,408
Construction and land development	739,710	739,710	—	750,741	14,145	766,942	42,085
Nonresidential	1,592,485	1,592,485	—	1,600,167	16,673	1,615,077	49,542
With an allowance recorded:
Home equity loans and lines of credit	$41,521	$41,521	$737	$42,362	$659	$43,676	$2,202
Construction and land development	86,728	86,728	13,184	86,728	—	86,728	—
Total
One-to four-family	$310,585	$314,605	$—	$311,238	$1,882	$314,072	$7,997
Home equity loans and lines of credit	87,601	87,601	737	88,441	659	90,718	3,610
Construction and land development	826,438	826,438	13,184	837,469	14,145	853,670	42,085
Nonresidential	1,592,485	1,592,485	—	1,600,167	16,673	1,615,077	49,542

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4.	Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	Impaired Loans at December 31, 2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to four-family	$337,984	$342,345	$—	$342,907	$11,765
Home equity loans and lines of credit	76,279	76,279	—	82,117	2,727
Construction and land development	791,625	802,625		836,264	54,478
Nonresidential	1,581,818	1,581,818	—	1,609,744	61,141
With an allowance recorded:
Home equity loans and lines of credit	$40,442	$40,442	$681	$43,136	$2,964
Total
One-to four-family	$337,984	$342,345	$—	$342,907	$11,765
Home equity loans and lines of credit	116,721	116,721	681	125,252	5,691
Construction and land development	791,625	802,625	—	836,264	54,478
Nonresidential	1,581,818	1,581,818	—	1,609,744	61,141

Impaired loans also include certain loans that have been modified in a TDR to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure.  These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Generally, nonaccrual loans that are modified and are considered TDRs are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.  A summary of TDRs at September 30, 2020 and December 31, 2019 are as follows:

September 30, 2020	Number of Contracts	Performing	Nonperforming	Total
Home equity loans and lines of credit	1	$36,844	$—	$36,844

December 31, 2019	Number of Contracts	Performing	Nonperforming	Total
Home equity loans and lines of credit	1	$40,442	$—	$40,442

The Bank had one TDR at September 30, 2020 totaling $36,844 and one TDR at December 31, 2019 totaling $40,442.   The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.  There were no nonperforming TDRs reclassified to nonperforming loans during the three and nine months ended September 30, 2020 and 2019.  A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. If loans modified in a TDR subsequently default, the Bank evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

Note 5.	Foreclosed Real Estate

At September 30, 2020 and December 31, 2019, the Bank had $775,000 and $845,000 in foreclosed real estate, respectively.  The Bank did not dispose of any foreclosed real estate during the three and nine months ended September 30, 2020 and 2019 and the twelve months ended December 31, 2019.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 5.	Foreclosed Real Estate (Continued)

The following table summarizes changes in foreclosed real estate for the nine months ended September 30, 2020 and 2019 and for the year ended December 31, 2019, which are measured on a nonrecurring basis using significant unobservable, Level 3, inputs:

	September 30,		December 31,
	2020	2019	2019
Balance, beginning of period	$845,000	$865,000	$865,000
Write-down of foreclosed real estate	(70,000)	(20,000)	(20,000)
Balance, end of period	$775,000	$845,000	$845,000

At September 30, 2020 there were no residential real estate loans in the process of foreclosure.  At December 31, 2019 there were no residential real estate loans in the process of foreclosure.  At September 30, 2020 and December 31, 2019, there were no residential real estate properties included in foreclosed real estate.

Note 6.	Deposits

Deposits are summarized as follows:

	September 30, 2020	December 31, 2019
Noninterest-bearing demand	$31,793,786	$19,780,866
Interest-bearing demand	25,094,527	23,779,145
Money market	10,092,514	10,242,323
Savings	26,482,046	24,295,700
Certificates of deposit	78,922,076	78,342,839
Total deposits	$172,384,949	$156,440,873

Deposit accounts in the Bank are federally insured up to $250,000 per depositor.  The aggregate amount of certificates of deposit with balances of $250,000 or more totaled $17,232,194 and $14,113,578 at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020 certificates of deposit and their remaining maturities were as follows:

September 30,
2021	$36,677,340
2022	17,436,787
2023	12,531,165
2024	7,150,190
2025	5,126,594
$78,922,076

Deposit balances of officers and directors totaled $957,418 and $419,857 at September 30, 2020 and December 31, 2019, respectively.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 7.	Borrowings

The Bank has advances outstanding from the FHLB.  A schedule of borrowings is as follows:

September 30, 2020			December 31, 2019
Advance Amount	Rate	Maturity Date	Advance Amount	Rate	Maturity Date
$5,000,000	0.95%	03/06/2023	$2,500,000	1.78%	—
$5,000,000			$2,500,000

The advance at December 31, 2019 was an overnight advance that was repaid in March 2020.

The Bank has an agreement with the Federal Home Loan Bank of Atlanta (“FHLB”) that allows it to obtain advances secured by assets owned by the Bank.  Total advances are limited to 25% of the Bank’s total assets. As of September 30, 2020 and December 31, 2019, the Bank had availability of $58,700,000 and $55,100,000, respectively, and remaining credit availability of approximately $53,700,000 and $52,600,000, respectively, with FHLB. As of September 30, 2020 and December 31, 2019, the Bank pledged a portion of its one-to four-family residential mortgages as collateral.  The amount of loans that were deemed eligible to pledge as collateral totaled approximately $50,800,000 and $52,700,000 at September 30, 2020 and December 31, 2019, respectively.

The Bank also has a $2,000,000 unsecured federal funds line of credit available with another financial institution, for which no amounts were outstanding as of September 30, 2020 and December 31, 2019.

Note 8.	Employee Stock Ownership Plan

In connection with the Bank’s mutual to stock conversion in September 2018, the Bank established the Chesapeake Bank of Maryland ESOP for all eligible employees. The Bank intends to make annual contributions to the ESOP that at a minimum will permit the ESOP to repay the principal and interest due on the ESOP debt.  However, the Bank may prepay the principal of the note, partially or in full and without penalty or premium at any time and from time to time without prior notice to the holder. Any dividends declared on Company common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. As the ESOP loan is repaid, shares of Company common stock pledged as collateral for the loan are released from the loan suspense account for allocation to Plan participants on the basis of each active participant’s proportional share of compensation.

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

The ESOP compensation expense was $104,953 and $325,017 and for the three and nine months ended September 30, 2020 and $115,957 and $340,253 for the three and nine months ended September 30, 2019. This amount represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. At September 30, 2020, there were 270,848 shares not yet released having an aggregate market value of approximately $3,320,596.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9.	Stock Based Compensation

On May 14, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (“2019 Plan”), which was approved at the Annual Meeting of Stockholders.  The 2019 Plan allows for up to 169,280 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 423,200 shares to be issued to employees, executive officers or Directors in the form of stock options.  At September 30, 2020, there were 169,280 restricted stock awards granted and 423,200 stock option awards granted under the 2019 Plan.

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

The following table presents a summary of the activity in the Company’s restricted stock for the periods ended:

September 30, 2020	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	161,320	$13.40
Granted	7,960	11.90
Vested	(32,265)	13.40
Forfeited	—	—
Nonvested at September 30, 2020	137,015	$13.31
Fair value of vested shares	$395,569

December 31, 2019	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	161,320	13.40
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2019	161,320	$13.40
Fair value of vested shares	$—

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9.	Stock Based Compensation (Continued)

The following table outlines the vesting schedule of the nonvested restricted stock awards as of September 30, 2020:

Year Ending December 31,	Number of Restricted Shares
2020	—
2021	32,265
2022	32,265
2023	37,041
2024	33,852
2025	1,592
137,015

The Company recorded compensation expense related to restricted stock awards of $113,450 and $330,566 during the three months and nine months ended September 30, 2020 and $108,973 and $165,828 during the three and nine months ended September 30, 2019.  As of September 30, 2020, there was $1,651,045 of total unrecognized compensation expense related to nonvested shares granted under the 2019 Plan.  The cost is expected to be recognized over a weighted average period of 3.7 years.

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

The fair value of options granted to date was determined using the following assumptions as of the grant date.

Grant Date	May 14, 2019
Expected Stock Price Volatility	17.08%
Expected Dividend Yield	0.00%
Expected Term (In Years)	7.0
Risk-Free Rate	2.30%
Fair Value of Options Granted	$3.35

Grant Date	May 21, 2020
Expected Stock Price Volatility	23.07%
Expected Dividend Yield	0.00%
Expected Term (In Years)	7.0
Risk-Free Rate	0.68%
Fair Value of Options Granted	$3.07

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9.	Stock Based Compensation (Continued)

The following table summarizes the Company’s stock option activity and related information for the periods ended:

September 30, 2020	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2020	368,300	$13.40	8.7
Granted	54,900	11.90	9.7
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2020	423,200	$13.21	8.8
Fair value of vested shares	$903,072

December 31, 2019	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2019	—	$—
Granted	368,300	13.40	9.4
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2019	368,300	$13.40	9.4
Fair value of vested shares	$—

The Company recorded compensation expense related to stock options of $70,524 and $197,017 during the three and nine months ended September 30, 2020 and $62,197 and $94,648 during the three and nine months ended September 30, 2019.  As of September 30, 2020, there was $1,048,486 of total unrecognized compensation expense related to nonvested stock options granted under the plan.  The cost is expected to be recognized over a weighted average period of 3.8 years.  The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option.  Based upon a fair market value of $12.26 at September 30, 2020, the intrinsic value of the stock is currently less than the weighted average exercise price of the option.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10.	Common Stock (Continued)

The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the periods listed, including the nine months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans	Maximum Value of Shares That May Yet Be Purchased Under the Plan
January 1 – 31, 2020	76,675	$14.23	$1,423,565	$4,576,435
February 1 – 29, 2020	7,500	14.34	1,531,121	4,468,879
March 1 – 31, 2020	262,588	13.55	5,089,565	910,435
April 1 – 30, 2020	8,084	11.38	5,181,581	818,419
May 1 – 31, 2020	21,700	11.94	5,440,665	559,335
June 1 – 30, 2020	33,200	12.05	5,840,800	159,200
July 1 – 31, 2020	12,900	12.19	5,998,057	1,943
August 1 – 31, 2020	161	12.07	6,000,000	—

On August 18, 2020, upon completion of the previous plan dated December 31, 2019, the Board of Directors authorized a plan to repurchase up to an additional $3,500,000 of the Company’s outstanding common stock.  The repurchases will be made during a one-year period on the open market, in privately negotiated transactions, or in such other manner as will comply with applicable policy, laws and regulations.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans	Maximum Value of Shares That May Yet Be Purchased Under the Plan
August 1 – 31, 2020	19,864	$12.03	$239,063	$3,260,937
September 1 – 30, 2020	51,500	12.04	859,140	2,640,860

Note 11.	Earnings Per Common Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$250,842	$301,707	$555,221	$746,085
Weighted average common shares outstanding - basic	3,510,483	3,927,296	3,628,449	3,927,296
Weighted average common shares outstanding - dilutive	3,510,483	3,943,080	3,628,449	3,943,080
Earnings per common share, basic and diluted	$0.07	$0.08	$0.15	$0.19

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12.	Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. These capital requirements were modified in 2013 with the Basel III capital rules, which establish a new comprehensive capital framework for U.S. banking organizations.  The Bank became subject to the new rules on January 1, 2015, with a phase-in period for many of the new provisions which was fully phased in on January 1, 2019.  As of September 30, 2020, the Company’s capital levels remained characterized as “well-capitalized” under the new rules.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital to Risk Weighted Assets and of Tier 1 Capital to Average Assets.  Management believes, as of September 30, 2020 and December 31, 2019, all applicable capital adequacy requirements have been met.

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

The actual and required capital amounts and ratios of the Bank as of September 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	Actual		Minimum Regulatory Capital Ratios under Basel III		To Be Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2020:
Common equity tier 1 capital (to risk-weighted assets)	$43,028	27.33%	$10,234	>6.50%	$10,234	>6.50%
Total risk-based capital (to risk-weighted assets)	44,800	28.46%	15,744	>10.0%	15,744	>10.0%
Tier 1 capital (to risk-weighted assets)	43,028	27.33%	12,595	> 8.0%	12,595	>8.0%
Tier 1 capital (to average assets)	43,028	18.28%	9,417	> 4.0%	11,772	>5.0%

As of December 31, 2019:
Common equity tier 1 capital (to risk-weighted assets)	$41,635	27.74%	$9,569	>6.375%	$9,757	>6.50%
Total risk-based capital (to risk-weighted assets)	43,054	28.68%	14,823	>9.875%	15,010	>10.0%
Tier 1 capital (to risk-weighted assets)	41,635	27.74%	11,821	>7.875%	12,008	>8.0%
Tier 1 capital (to average assets)	41,635	19.08%	8,731	>4.000%	10,913	>5.0%

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13.	Fair Value Measurements

ASC Topic 820 provides a framework for measuring and disclosing fair value under U.S. GAAP. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or a nonrecurring basis (for example, impaired loans).

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

As of September 30, 2020 and December 31, 2019 the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2020
Securities available for sale: U.S. Government Agency and Federal Obligations	$—	$3,567,739	$—	$3,567,739
Residential mortgage-backed securities		15,695,723	—	15,695,723
December 31, 2019
Securities available for sale: U.S. Government Agency and Federal Obligations	$—	$9,544,342	$—	$9,544,342
Residential mortgage-backed securities		26,010,539	—	26,010,539
Municipal securities	—	1,535,710	—	1,535,710

Fair value measurements on a nonrecurring basis

Impaired loans – The Bank measures impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values.  As of September 30, 2020 and December 31, 2019 the fair values consisted of loan balances of $511,709 and $2,828,148 that have been written down by $270 and $681, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of September 30, 2020 and December 31, 2019, the fair value of foreclosed real estate was estimated to be $775,000 and $845,000, respectively.  Fair value was determined based on offers and/or appraisals.  Cost to sell the real estate was based on standard market factors.  The Bank has categorized its foreclosed real estate as Level 3.

	Level 1	Level 2	Level 3	Total
September 30, 2020
Impaired loans	$—	$—	$511,439	$511,439
Foreclosed real estate	—	—	775,000	775,000
December 31, 2019
Impaired loans	$—	$—	$2,827,467	$2,827,467
Foreclosed real estate	—	—	845,000	845,000

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13.	Fair Value Measurements (Continued)

The following table presents quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019:

	Fair Value	Value Technique(s)	Unobservable Inputs	Range or Rate Used
September 30, 2020
Impaired loans	$511,439	Appraised value	Discount to reflect current market conditions	0.00%
		Discounted cash flows	Discount rates	7.50%
Foreclosed real estate	$775,000	Appraised value	Discount to reflect current market conditions	10.92%
December 31, 2019
Impaired loans	$2,827,467	Appraised value	Discount to reflect current market conditions	0.00%
		Discounted cash flows	Discount rates	7.50%
Foreclosed real estate	$845,000	Appraised value	Discount to reflect current market conditions	10.11%

The remaining financial assets and liabilities are not reported on the balance sheet at fair value on a recurring basis.  The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value are as follows:

		Fair Value Measurements at September 30, 2020 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents	$33,162	$33,162	$—	$—	$33,162
Time deposits in other banks	6,944	—	7,264	—	7,264
Securities available for sale	19,263	—	19,263	—	19,263
Federal Home Loan Bank stock	411	—	411	—	411
Loans held for sale	4,062	—	4,168	—	4,168
Loans, net (1)	159,170	—	—	163,272	163,272
Accrued interest receivable	726	—	726	—	726
Financial liabilities:
Deposits	172,385	—	167,206	—	167,206
Borrowings	5,000	—	5,191	—	5,191

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Overview

Management’s discussion and analysis of financial condition at September 30, 2020 and December 31, 2019 and results of operations for the three and nine months ended September 30, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Bank.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item1, of this quarterly report on Form 10-Q.

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

General

Impact of COVID-19

The COVID-19 pandemic has continued to adversely affect our ability to conduct normal business, has adversely affected our customers, and the adverse impacts could be significant. The COVID-19 pandemic also could cause actual results to differ materially from those discussed in our forward-looking statements. The extent to which the COVID-19 pandemic may impact our results of operations and financial condition during the remainder of 2020 and into 2021 cannot be currently estimated.

The COVID-19 pandemic has continued to adversely impact our business and financial results, and its ultimate impact on our business will depend on highly uncertain and unpredictable future developments, including the magnitude and duration of the pandemic and actions taken by governmental authorities in response to the pandemic, particularly within our geographic footprint. The pandemic has resulted in temporary closures of many businesses, some of which include our borrowers, and the institution of social distancing and sheltering in place requirements in many states and communities, including our market area. In many cases the business disruptions have been significant, which could adversely affect our business and financial position. Furthermore, the pandemic could result in the recognition of credit losses in our loan portfolio and increases in our allowance for credit losses, particularly if businesses remain closed, or open and subsequently must close again, the impact on the national economy and our market area continues to be adverse or worsens, or more clients draw on their lines or credit or seek additional loans to help finance their businesses. Small and mid-sized businesses make up the majority of our commercial loan portfolio and are particularly vulnerable to the financial effects of the COVID-19 pandemic due to their increased reliance on continuing cash flow to fund day-to-day operations. Although government programs have provided relief to these types of businesses, and may provide additional future relief, there can be no assurance that these programs will ultimately be successful. Our business operations may also be disrupted if significant portions of our workforce, key personnel or third-party service providers are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Until the COVID-19 pandemic subsides, it will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios.

In addition to other factors discussed in this report, factors related to the COVID-19 pandemic that could cause actual results to differ materially from those discussed in our forward-looking statements include the following: the length and severity of the COVID-19 pandemic, including its impact on our financial condition and business operations; the pace of economic recovery following the COVID-19 pandemic; and changes in government legislation, regulations and policies to address the impact of COVID-19 through the CARES Act and other responses to the COVID-19 pandemic.

Impact on Our Financial Statements and Results of Operations

As a result of a shelter-at-home mandate that was in force early in the second quarter 2020, commercial activity throughout Maryland, as well as nationally, decreased significantly. As of September 30, 2020, many locations in Maryland allowed businesses to re-open at limited capacities and with caution as to social-distancing and other restrictions. Commercial activity has improved, but has not returned to the levels existing prior to the outbreak of the pandemic. This continued depression in commercial activity may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic appear to have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue for the remainder of 2020, especially if COVID-19 infections increase and new economic restrictions are mandated. Our borrowers include hotels, restaurants, retail and other commercial real estate, all of which have been and are likely to continue to be significantly impacted by the COVID-19 pandemic. We continue to monitor these customers closely.

In response to the COVID-19 pandemic, we implemented a short-term modification program in the second quarter of 2020 to provide temporary payment relief to borrowers who meet the program’s qualifications. This program allows interest only payments with deferral of principal for up to six months, dependent on the borrower and their financial situation.  Through September 30, 2020, we granted temporary modifications on 61 loans with a total outstanding balances of $26.0 million and as of September 30, 2020 all loans were in compliance with their modification agreements.  Under applicable guidance, none of these loans were considered restructured as of September 30, 2020.

We have taken actions to ensure that we are able to continue to serve our clients and communities, including increases in liquidity and managing our assets and liabilities in order to maintain a strong capital position. Current economic conditions and their impact on our customers contributed to an increased provision for credit losses for the first nine months of 2020. We continue to monitor closely the impact of the COVID-19 pandemic on our customers, as well as the effects of the CARES Act and the Paycheck Protection Program which are described below.

Impact on our Business Operations

In order to protect the health of our customers and employee, and to comply with applicable government directives, we have modified our business practices, including allowing employees to work from home insofar as is possible and implementing our business continuity plans and protocols to the extent necessary. Our branch locations are currently available by appointment during normal branch banking business hours. Many in-branch transactions can now be completed in branches with drive-through service. We are taking additional precautions within our branch locations, including enhanced cleaning procedures to ensure the safety of our customers and our employees.

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

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total Assets.  Total assets increased $11.8 million, or 5.35%, to $232.2 million at September 30, 2020 from $220.4 million at December 31, 2019.  The increase in total assets was primarily the result of an increase in interest-bearing deposits in other banks offset by a decrease in investment securities due to principal payments, sales and calls, as discussed in more detail below.

Cash and Cash Equivalents.  Cash and cash equivalents increased $27.2 million to $33.2 million at September 30, 2020 from $6.0 million at December 31, 2019.  The increase in cash and cash equivalents was primarily in interest-bearing deposits in other banks and was funded with sales, principal payments and calls of available for sale securities, an increase in deposits and an increase in borrowings from the FHLB to provide additional liquidity during COVID-19.  Additional liquidity is being maintained as a result of COVID-19 in order to ensure that we have the necessary funding available to fund loans, as well as meet the demands of our depositors, if necessary.

Time Deposits in Other Banks.  Time deposits in other banks decreased by $1.0 million, or 12.66%, to $6.9 million at September 30, 2020 from $7.9 million at December 31, 2019 due to calls of time deposits in other banks.

Investment Securities.  Investment securities decreased $17.8 million, or 47.98%, to $19.3 million at September 30, 2020 from $37.1 million at December 31, 2019.  The decrease was due to the sale of municipal securities and residential mortgage backed securities in the amount of $7.3 million and principal repayments and calls in the amount of $10.9 million.  At September 30, 2020 all of our investment securities are classified as available for sale.

Net Loans.  Net loans increased $924,000, or 0.58%, to $159.2 million at September 30, 2020 from $158.3 million at December 31, 2019.  One-to four-family residential real estate loans decreased $6.7 million, or 8.97%, to $68.0 million at September 30, 2020 from $74.7 million at December 31, 2019 as higher yielding loans have been repaid and refinanced due to the current low rate environment for residential loans. Our construction and land development loans increased $1.6 million, or 17.20%, to $10.9 million at September 30, 2020 from $9.3 million at December 31, 2019.  Commercial loans increased $8.9 million to $15.9 million at September 30, 2020 from $7.0 million at December 31, 2019 due to the origination of $8.6 million in PPP loans.  Our nonresidential loans decreased $2.0 million, or 3.28%, to $59.0 million at September 30, 2020 from $61.0 million at December 31, 2019.  Our home equity loans and lines of credit decreased $359,000, or 4.79%, to $7.1 million at September 30, 2020 from $7.5 million at December 31, 2019.  Our consumer loans decreased $135,000, or 25.81%, to $388,000 at September 30, 2020 from $523,000 at December 31, 2019.

Bank-owned Life Insurance.  We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations.  Bank-owned life insurance also generally provides us noninterest income that is non-taxable.  Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment.  This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date.  At September 30, 2020 and December 31, 2019, the aggregate cash surrender value of these policies was $4.8 million and $4.7 million, respectively.

Deposits.   Deposits increased $16.0 million, or 10.23%, to $172.4 million at September 30, 2020 from $156.4 million at December 31, 2019.  Our non-interest-bearing demand deposits increased $12.0 million, or 60.61%, to $31.8 million at September 30, 2020 from $19.8 million at December 31, 2019.  This increase was primarily the result of the PPP loan origination funding being deposited into the non-interesting bearing accounts of our borrowers.  Our savings accounts increased $2.2 million, or 9.05%, to $26.5 million at September 30, 2020 from $24.3 million at December 31, 2019.  Our interest-bearing demand deposits increased $1.3 million, or 5.46%, to $25.1 million at September 30, 2020 from $23.8 million at December 31, 2019.  Our money market deposit accounts and certificates of deposit remained relatively the same at September 30, 2020 compared to December 31, 2019.

Total Stockholders’ Equity.  Total stockholders’ equity decreased by $6.6 million, or 11.02%, to $53.3 million at September 30, 2020 from $59.9 million at December 31, 2019.  Earnings of $555,000, an increase of $229,000 in other comprehensive income related to interest fluctuations on the  Company’s available for sale securities and an increase of $853,000 in additional paid in capital for the recording of stock-based compensation relating to the ESOP and the 2019 Equity Incentive Plan were offset by a cash dividend in the amount of $1.8 million paid to stockholders and the repurchase of $6.5 million in common stock, which was part of the stock repurchase plan that was approved by the Board of Directors on December 2, 2019 and completed in August 2020 and the additional stock repurchase plan that was approved by the Board of Directors on August 18, 2020.

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

	For the Three Months Ended September 30,
	2020			2019
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$164,324	$1,882	4.54%	$143,787	$1,848	5.10%
Interest-bearing deposits in other banks	30,548	8	0.10%	15,077	81	2.13%
Time deposits in other banks	6,944	51	2.91%	9,018	64	2.82%
Investment securities	21,193	154	2.88%	40,382	319	3.13%
Federal Home Loan Bank stock	584	8	5.43%	279	5	7.11%
Total interest-earning assets	223,593	2,103	3.73%	208,543	2,317	4.41%
Non-interest-earning assets	11,869			10,016
Total assets	$235,462			$218,559
Interest bearing liabilities:
Interest-bearing demand	$24,615	$8	0.13%	$24,361	$19	0.31%
Money market	10,126	5	0.21%	10,321	5	0.20%
Savings	26,170	3	0.05%	23,883	3	0.05%
Certificates of deposit	78,748	336	1.69%	78,080	341	1.73%
Total deposits	139,659	352	1.00%	136,545	368	1.07%
Borrowed funds	9,077	18	0.79%	—	—
Total interest-bearing liabilities	148,736	370	0.99%	136,545	368	1.07%
Non-interest-bearing liabilities	33,154			20,886
Total liabilities	181,890			157,531
Equity	53,572			61,028
Total liabilities and equity	$235,462			$218,559
Net interest income		$1,733			$1,949
Interest rate spread(1)			2.74%			3.34%
Net interest-earning assets(2)	$74,857			$71,898
Net interest margin(3)			3.08%			3.71%
Average interest-earning assets to average-interest bearing liabilities	150.33%			152.62%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
	2020			2019
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$165,209	$5,828	4.72%	$144,433	$5,401	5.00%
Interest-bearing deposits in other banks	19,506	28	0.19%	14,915	249	2.23%
Time deposits in other banks	7,384	160	2.90%	8,097	173	2.86%
Investment securities	26,496	587	2.96%	40,670	951	3.13%
Federal Home Loan Bank stock	563	19	4.51%	270	13	6.44%
Total interest-earning assets	219,158	6,622	4.04%	208,385	6,787	4.35%
Non-interest-earning assets	11,469			9,581
Total assets	$230,627			$217,966
Interest bearing liabilities:
Interest-bearing demand	$24,022	$34	0.19%	$24,191	$50	0.28%
Money market	10,034	15	0.20%	10,840	17	0.21%
Savings	25,554	9	0.05%	24,647	9	0.05%
Certificates of deposit	79,080	1,018	1.72%	76,898	954	1.66%
Total deposits	138,690	1,076	1.04%	136,576	1,030	1.01%
Borrowed funds	8,593	54	0.84%	—	—	—
Total interest-bearing liabilities	147,283	1,130	1.03%	136,576	1,030	1.01%
Non-interest-bearing liabilities	28,089			20,420
Total liabilities	175,372			156,996
Equity	55,255			60,970
Total liabilities and equity	$230,627			$217,966
Net interest income		$5,492			$5,757
Interest rate spread(1)			3.01%			3.35%
Net interest-earning assets(2)	$71,875			$71,809
Net interest margin(3)			3.35%			3.69%
Average interest-earning assets to average-interest bearing liabilities	148.80%			152.58%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and September 30, 2019

General.  Net income was $251,000 for the three months ended September 30, 2020 compared to $302,000 for the three months ended September 30, 2019.  The decrease was due to a decrease in net interest income after provision of $301,000, or 15.05%, to $1.7 million for the three months ended September 30, 2020 from $2.0 million for the three months ended September 30, 2019 as well as an increase in non-interest expense of $49,000, or 2.88%, to $1.8 million for three months ended September 30, 2020 from $1.7 million for the three months ended September 30, 2019 offset by an increase non-interest income of $298,000 to $453,000 for the three months ended September 30, 2020 from $155,000 for the three months ended September 30, 2019.

Interest Income. Interest and dividend income decreased $214,000, or 9.30%, to $2.1 million for the three months ended September 30, 2020 from $2.3 million for the three months ended September 30, 2019.   The decrease in interest and dividend income was due to the decrease in the average yield on interest-earning assets for the three months ended September 30, 2020 compared to the average yield on interest-earning assets for the three months ended September 30, 2019 offset by increase in average interest-earning assets for the three months ended September 30, 2020 compared to the average interest-earning assets for the three months ended September 30, 2019.

Interest and fees on loans increased $34,000, or 1.89%, to $1.9 million for the three months ended September 30, 2020 from $1.8 million for the three months ended September 30, 2019.  The increase was primarily due to an increase in the average balance of our loans offset by a decrease in the average yield on our loans.  Our average balance of loans increased $20.5 million, or 14.26%, to $164.3 million for the three months ended September 30, 2020 from $143.8 million for the three months ended September 30, 2019.   Our average yield on loans decreased 56 basis points to 4.54% for the three months ended September 30, 2020 from 5.10% for the three months ended September 30, 2019, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans due to the current rate environment, as well as our origination of lower yielding PPP loans.  As of September 30, 2020 we had originated $8.6 million in PPP loans and the interest rate on these loans is 1.00%.  The rate does not include deferred fees of approximately $245,000 that will be amortized and recorded as an increase in loan income over the life of the loan depending on the date of loan origination.   For the three months ended September 30, 2020, we had recorded an increase in loan income relating to the amortization of PPP deferred fees of approximately $30,000.

Interest and dividends on interest-bearing deposits in other banks, time deposits in other banks, and investments decreased $248,000, or 45.51%, to $220,000 for the three months ended September 30, 2020 from $465,000 for the three months ended September 30, 2019.  The average balances on interest-bearing deposits in other banks, time deposits in other banks and investments decreased $5.5 million, or 8.49%, to $59.3 million for the three months ended September 30, 2020 from $64.8 million for the three months ended September 30, 2019 and this decrease in the average balances was driven primarily by the decrease in investment securities due to sales, calls and maturities, a decrease in time deposits in other banks due to calls, offset by an increase in interest-bearing deposits in other banks.  The average rate we earned on interest-bearing deposits in other banks, time deposits in other banks and investments decreased by 139 basis points to 1.48% for the three months ended September 30, 2020 from 2.87% for the three months ended September 30, 2019 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate decreases as well as the sales, calls and maturities of higher yielding investment securities and the calls of higher yielding time deposits in other banks.

Interest Expense. Interest expense increased $2,000, or 0.54%, to $370,000 for the three months ended September 30, 2020 from $368,000 for the three months ended September 30, 2019.  Our average balance of interest-bearing liabilities increased $12.1 million, or 8.86%, to $148.7 million for the three months ended September 30, 2020 from $136.6 million for the three months ended September 30, 2019. The increase was due primarily to an increase in borrowed funds and an increase in savings account balances. Our average rate paid on interest-bearing deposits decreased seven basis points to 1.00% for the three months ended September 30, 2020 compared to 1.07% for the three months ended September 30, 2019.  The average rate paid on our borrowings was 0.79% for the three months ended September 30, 2020.

Net Interest Income.  Net interest income decreased $216,000, or 11.37%, to $1.7 million for the three months ended September 30, 2020 compared to $1.9 million for the three months ended September 30, 2019.  The decrease was primarily the result of lower net interest spread and net interest margin offset by an increase in our net-interest earning assets.  Our net interest rate spread decreased by 60 basis points to 2.74% for the three months ended September 30, 2020 from 3.34% for the three months ended September 30, 2019 and our net interest margin decreased by 63 basis points to 3.08% for the three months ended September 30, 2020 from 3.71% for the three months ended September 30, 2019. Our average net interest-earning assets increased by $3.0 million, or 4.17%, to $74.9 million for the three months ended September 30, 2020 from $71.9 million for the three months ended September 30, 2019.

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

Provision for loan losses increased by $85,000 to $25,000 for the three months ended September 30, 2020 from a reversal of the provision for loan losses for the three months ended September 30, 2019 of $60,000.  We recorded net recoveries of $1,000 for the three months ended September 30, 2020 and net recoveries of $74,000 for the three months ended September 30, 2019.  Non-performing loans totaled $475,000 at September 30, 2020 compared to $443,000 at September 30, 2019.  Our non-performing loans to total loans remained at 0.30% at September 30, 2020 and September 30, 2019.  The increase in provision for loan losses was necessary due to an increase in our overall loan balances as well as an increase in our qualitative factors, such as current economic  conditions, the adequacy of underlying collateral and the financial strength of our borrowers affected by the COVID-19 pandemic.  We have provided for losses that are probable and reasonably estimable at September 30, 2020.

Non-Interest Income.  Non-interest income increased by $298,000 to $453,000 for the three months ended September 30, 2020 from $155,000 for the three months ended September 30, 2019.  The increase was primarily due to an increase of $312,000 in gain on sale of loans to $342,000 for the three months ended September 30, 2020 from $30,000 for the three months ended September 30, 2019.  The increase in gain on sale of loans is due to an increase in refinancing in the residential mortgage market due to the lower rate environment.

Non-Interest Expense.  Non-interest expense increased by $49,000, or 2.88%, to $1.8 million for the three months ended September 30, 2020 from $1.7 million for the three months ended September 30, 2019.  Salaries, director fees and employee benefits increased $42,000, or 3.82%, to $1.2 million for the three months ended September 30, 2020 from $1.1 million for the three months ended September 30, 2019 primarily due to commissions paid to loan officers for the increase in loans originated for sale. FDIC premiums and regulatory expenses increased $6,000, or 31.58%, to $25,000 for the three months ended September 30, 2020 from $19,000 for the three months ended September 30, 2019 due to the small banks credits that were awarded by the FDIC were fully utilized early in the third quarter of 2020 which resulted in a net assessment due to the FDIC.  Marketing expenses decreased $6,000, or 23.08%, to $20,000 for the three months ended September 30, 2020 compared to $26,000 for the three months ended September 30, 2019 due to reductions in marketing outlays during the third quarter of 2020.

Income Tax Expense.  Income tax expense decreased by $1,000, or 0.85%, to $116,000 for the three months ended September 30, 2020 from $117,000 for the three months ended September 30, 2019. The effective tax rate was 31.54% and 27.94% for the three months ended September 30, 2020 and 2019, respectively.  Income before taxes decreased by $53,000, or 12.65%, to $366,000 for the three months ended September 30, 2020 compared to $419,000 for the three months ended September 30, 2019.  Although income before taxes decreased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, income tax expense and our effective tax rate increased as a result of the increase in non-deductible compensation expense relating to the 2019 Equity Incentive Plan relative to the overall income during the three months ended September 30, 2020 compared to the non-deductible compensation expense relating to the 2019 Equity Incentive Plan relative to the overall income during the three months ended September 30, 2019.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and September 30, 2019

General.  Net income was $555,000 for the nine months ended September 30, 2020 compared to $746,000 for the nine months ended September 30, 2019.  The decrease of $191,000, or 25.60%, was due primarily to a decrease net interest income, an increase in provision for loan losses, an increase in non-interest expense offset by an increase in non-interest income.  Net interest income decreased by $265,000, or 6.96%, to $5.5 million for the nine months ended September 30, 2020 compared to $5.8 million for the nine months ended September 30, 2019.  Provision for loan losses increased $260,000 to $525,000 for the nine months ended September 30, 2020 compared to $90,000 for the nine months ended September 30, 2020.  Non-interest expenses increased by $365,000, or 9.30%, to $5.4 million for the nine months ended September 30, 2020 compared to $5.0 million for the nine months ended September 30, 2019.  Non-interest income increased $687,000 to $1.0 million for the nine months ended September 30, 2020 compared to $352,000 for the nine months ended September 30, 2019.

Interest Income. Interest and dividend income decreased $165,000, or 2.43%, to $6.6 million for the nine months ended September 30, 2020 from $6.8 million for the nine months ended September 30, 2019.  The average interest-earning assets for the nine months ended September 30, 2020 increased compared to the average interest-earning assets for the nine months ended September 30, 2019 however the average yield on interest-earning assets decreased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Interest and fees on loans increased $427,000, or 7.91%, to $5.8 million for the nine months ended September 30, 2020 from $5.4 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in the average balance of our loans offset by a decrease in the average yield on our loans.   Our average balance of loans increased $20.8 million, or 14.40%, to $165.2 million for the nine months ended September 30, 2020 from $144.4 million for the nine months ended September 30, 2019.   Our average yield on loans decreased 28 basis points to 4.72% for the nine months ended September 30, 2020 from 5.00% for the nine months ended September 30, 2019, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans due to the current rate environment, as well as our origination of lower yielding PPP loans.  As of September 30, 2020 we had originated $8.6 million in PPP loans at an interest rate of 1.00%.  The rate does not include deferred fees of approximately $245,000 that will be amortized and recorded as an increase in loan income over the life of the loan and depending on the date of loan origination. For the nine months ended September 30, 2020, we had recorded an increase in loan income relating to the amortization of PPP deferred fees of approximately $52,000.

Interest and dividends on interest-bearing deposits in other banks, time deposits in other banks, and investments decreased $592,000, or 42.29%, to $794,000 for the nine months ended September 30, 2020 from $1.4 million for the nine months ended September 30, 2019.  The average balances on interest-bearing deposits in other banks, time deposits in other banks and investments decreased $10.1 million, or 15.78%, to $53.9 million for the nine months ended September 30, 2020 from $64.0 million for the nine months ended September 30, 2019 and this decrease in the average balances was driven primarily by the decrease in investment securities due to sales, calls and maturities, a decrease in time deposits in other banks due to calls and maturities, offset by an increase in interest-bearing deposits in other banks.  The average rate we earned on interest-bearing deposits in other banks, time deposits in other banks and investments decreased 93 basis points to 1.97% for the nine months ended September 30, 2020 from 2.90% for the nine months ended September 30, 2019 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate decreases as well as decreases in the average yield on our investment portfolio after the sales, calls and maturities of higher yielding investment securities.

Interest Expense. Interest expense increased $100,000, or 10.00%, to $1.1 million for the nine months ended September 30, 2020 from $1.0 million for the nine months ended September 30, 2019.  Our average balance of interest-bearing liabilities increased $10.7 million, or 7.83%, to $147.3 million for the nine months ended September 30, 2020 from $136.6 million for the nine months ended September 30, 2019.   The increase was due primarily to an increase in borrowed funds, an increase in certificates of deposit balances and an increase in savings account balances.  Our average rate paid on interest-bearing deposits increased three basis points to 1.04% for the nine months ended September 30, 2020 from 1.01% for the nine months ended September 30, 2019 primarily due to an increase in the average rate paid on certificates of deposit.    The average rate paid on our borrowings was 0.84% as of September 30, 2020.

Net Interest Income.  Net interest income decreased $265,000, or 6.96%, to $5.5 million for the nine months ended September 30, 2020 from $5.8 million for the nine months ended September 30, 2019.  The decrease was primarily the result of lower net interest spread and net interest margin.  Our average net interest-earning assets, which represents total interest–earning assets, less total interest–bearing liabilities, increased slightly to $71.9 million at September 30, 2020 from $71.8 million at September 30, 2019. Our net interest rate spread decreased by 34 basis points to 3.01% for the nine months ended September 30, 2020 from 3.35% for the nine months ended September 30, 2019 and our net interest margin decreased by 34 basis points to 3.35% for the nine months ended September 30, 2020 from 3.69% for the nine months ended September 30, 2019.

Provisions for Loan Losses.  Provision for loan losses increased $260,000 to $350,000 for the nine months September 30, 2020 from $90,000 for the nine months ended September 30, 2019.  We recorded net charge-offs of $2,000 for the nine months ended September 30, 2020 and net recoveries of $24,000 for the nine months ended September 30, 2019.  Non-performing loans totaled $475,000 at September 30, 2020 compared to $443,000 million at September 30, 2019.  Our non-performing loans to total loans remained at 0.30% at September 30, 2020 and September 30, 2019.  The increase in provision for loan losses was necessary due to an increase in our overall loan balances as well as an increase in our qualitative factors, such as current economic  conditions, the adequacy of underlying collateral and the financial strength of our borrowers affected by the COVID-19 pandemic.  We have provided for losses that are probable and reasonably estimable at September 30, 2020.

Non-Interest Income.  Non-interest income increased by $687,000 to $1.0 million for the nine months ended September 30, 2020 from $352,000 for the nine months ended September 30, 2019.  The increase was primarily due to an increase of $564,000 in gain on sale of loans to $628,000 for the nine months ended September 30, 2020 from $64,000 for the nine months ended September 30, 2019 due to an increase in refinancing in the residential mortgage market due to the lower rate environment and the gain on sale of investments of $143,000 recorded for the nine months ended September 30, 2020.

Non-Interest Expense.  Non-interest expense increased by $365,000, or 9.30%, to $5.4 million for the nine months ended September 30, 2020 from $5.0 million for the nine months ended September 30, 2019.  Salaries, director fees and employee benefits increased $456,000, or 14.71%, to $3.5 million for the nine months ended September 30, 2020 from $3.1 million for the nine months ended September 30, primarily due to an increase of $344,000 for the recording of stock-based compensation of $528,000 for the nine months ended September 30, 2020 compared to $184,000 for the nine months ended September 30, 2019 relating to the 2019 Equity Incentive Plan which was approved in May 2019, commissions paid to loan officers for the increase in loans originated for sale as well as the expansion of our employee base, including sales and relationship management personnel to help support our continued growth strategy. Professional fees decreased $36,000, or 8.47%, to $389,000 for the nine months ended September 30, 2020 from $425,000 for the nine months ended September 30, 2019 primarily due to higher levels of  consulting expenses during the nine months ended September 30, 2019 relating to the Company’s public company status.  FDIC premiums and regulatory expenses decreased $19,000, or 24.68%, to $58,000 for the nine months ended September 30, 2020 from $77,000 for the nine months ended September 30, 2019 due to the FDIC awarding small banks credits for a portion of their assessment during the nine months ended September 30, 2020.  Marketing expenses decreased $49,000 to $49,000 for the nine months ended September 30, 2020 compared to $98,000 for the nine months ended September 30, 2019 due to reductions in marketing outlays during the nine months ended September 30, 2020.   Provision for losses and costs on foreclosed real estate increased by $49,000 to $82,000 for the nine months ended September 30, 2020 from $33,000 for the nine months ended September 30, 2019 due to a writedown in the valuation of the foreclosed real estate to its current fair market value.  Other operating expenses decreased by $33,000, or 5.84%, to $532,000 for the nine months ended September 30, 2020 from $565,000 for the nine months ended September 30, 2019 primarily due to a decrease in insurance costs offset by an increase in software maintenance costs.

Income Tax Expense.  Income tax expense decreased by $11,000, or 4.10%, to $257,000 for the nine months ended September 30, 2020 from $268,000 for the nine months ended September 30, 2019.  The effective tax rate was 31.61% and 26.44% for the nine months ended September 30, 2020 and 2019, respectively.  The decrease in tax expense was the result of a decrease in income before income taxes of $203,000, or 20.30%, to $812,000 for the nine months ended September 30, 2020 from $1.0 million for the nine months ended September 30, 2019.   The increase in the effective tax rate was due to the increase in non-deductible compensation expense relating to the 2019 Equity Incentive Plan relative to the overall income during the nine months ended September 30, 2020 compared to the non-deductible compensation expense relating to the 2019 Equity Incentive Plan relative to the overall income during the nine months ended September 30, 2019.

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

The COVID-19 pandemic could have a negative effect on our liquidity and capital resources due to reductions in principal and interest payments on our loans, an increase in deposit withdrawals and the potential tightening of the capital markets.  While we have not yet experienced a significant decrease in our loan principal and interest payments, we do however anticipate there could be a decline in the third quarter ending September 30, 2020 based on our current level of loan modification requests for those customers affected by COVID-19.  The loan type, number of loans and balances of these loan modifications are discussed in Note 4 of Notes to Consolidated Financial Statements.  As a qualified SBA lender, we were authorized to originate PPP loans as discussed in Note 3 of Notes to Consolidated Financial Statements.  We limited our investment in these loans to 20% of the Bank’s capital, or $8.6 million in loans, and funded approximately this amount in PPP loans as of September 30, 2020.  Deposit balances increased during the six months ended September 30, 2020, and although a reduction in our deposits did not occur as anticipated, we continue to prepare for deposit outflow from consumers and businesses relating to the potential disruption in their income and the adverse business consequences due to COVID-19.

In order to meet the our potential current short-term and long-term liquidity needs, to include the funding of our investment in PPP loans, as discussed above, we increased our borrowings with the Federal Home Loan Bank to $10.0 million as of September 30, 2020 and as of September 30, 2020, we had sold $7.3 million in municipal and residential mortgage-backed securities, recognizing a gain of approximately $143,000.  We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2020.

We monitor and adjust our investments in liquid assets based upon our assessments of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset liability management program.  Excess liquid assets are invested generally in interest-earning deposits and short and intermediate securities.

Our most liquid assets are cash and cash equivalents, which include interest-bearing deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2020, cash and cash equivalents totaled $33.2 million, which included, $483,000 in cash and due from banks and interest-bearing deposits in other banks of $32.7 million. Time deposits in other banks and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $6.9 million and $19.3 million, respectively at September 30, 2020.

Our cash flows are comprised of three primary classifications:  cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1.1 million and $185,000 for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from sales and maturing securities and pay-downs on mortgage-backed securities was $18.0 million and $(8.8) million for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and borrowings, as well as the repurchase of common stock and payment of dividends was $10.2 million and $306,000 for the nine months ended September 30, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of September 30, 2020 totaled $36.7 million, or 21.29% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

We are subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2020, Chesapeake Bank of Maryland exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.  See “Historical and Pro Forma Regulatory Capital Compliance.”

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At September 30, 2020, we had outstanding commitments to originate loans of $24.6 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

Item 2 - Unregistered Sales of Equity Securities and Use or Proceeds

For information regarding stock repurchases during the quarter and nine months ended September 30, 2020, see Note 10 of Notes to Consolidated Financial Statements which is incorporated by reference.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.0	Section 1350 Certifications

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBM BANCORP, INC.

Dated:	November 12, 2020	By:	/s/ Joseph M. Solomon
Joseph M. Solomon
President
(principal executive officer)

Dated:	November 12, 2020	By:	/s/ Jodi L. Beal
Jodi L. Beal
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)