Form 10-K
period 2020-12-31
CBM BANCORP, INC.
filed 2021-03-26
CIK 1742089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued is audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the common stock of $12.30 as of June 30, 2020 was $46,724,723.

As of March 23, 2021, the number of shares of common stock outstanding was 3,527,033.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

general economic conditions, either nationally or in our market area, including employment prospects, real estate values and conditions, that are worse than expected, and adverse effects from the coronavirus (“COVID-19”);

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

General

Our business operations are conducted through Chesapeake Bank of Maryland (the “Bank”), a federally chartered stock savings association headquartered in Baltimore County, Maryland. The Bank was founded in 1913 as New Eastern Avenue Permanent Savings and Loan Association.

CBM Bancorp, Inc. (“CBM Bancorp” or the “Company”) was incorporated on May 22, 2018 to serve as the successor holding company for the Bank. CBM Bancorp’s principal activity is the ownership of the Bank’s capital stock and the management of the offering proceeds it retained in connection with the Bank’s conversion. CBM Bancorp does not own or lease any property but instead uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement.

The Bank operates as a community-oriented institution by offering a variety of loan and deposit products and serving other financial needs of its local community. The Bank conducts business out of its main office located in Baltimore County, Maryland, and out of three branch offices located in Arbutus, Maryland, Bel Air, Maryland and Pasadena, Maryland. The Bank’s business strategy consists principally of attracting retail deposits from the general public in our market area, described below, and using those funds, together with funds generated from operations and borrowings, to originate loans secured by residential and nonresidential real estate. Nonresidential real estate loans, construction and land development loans and commercial loans constitute a significant percentage of the loan portfolio and, in that respect, the Bank’s lending operations are more diversified and have more risk than many traditional thrift institutions.

The Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). The Bank is subject to Maryland banking laws except to the extent they are preempted by Federal law. The Bank is not regulated by the Maryland Commissioner of Financial Regulation.

Human Capital

As of December 31, 2020, we employed 37 full-time employees and five part-time employees, none of whom was a party to a collective bargaining agreement. The Bank is led by an experienced core management team that encourages team members to share their talents in the communities we serve through outreach and volunteer activities.

We strive to recruit top talent and provide professional development opportunities to all team members. We seek to improve retention, development, and job satisfaction of team members by providing career skills training and a safe work environment while recognizing the unique contribution of each team member. We offer a comprehensive benefits program to our employees designed to attract, retain, and motivate team members.

We are committed and focused on the health and safety of our team members and our customers. The COVID-19 pandemic presented numerous health and safety challenges. We enacted a proactive response to the pandemic by limiting in-branch lobby traffic while encouraging team members to work remotely where possible. In addition, we provided access to recent safety standards from the Centers for Disease Control and Prevention and other local and federal agencies and implemented various health and safety protocols.

Available Information

Our executive offices are located at 2001 East Joppa Road, Baltimore, Maryland 21234, and our telephone number is (410) 665-7600. Our website address is www.chesapeakebank.com. Information on our website should not be considered part of this Annual Report.

Market Area

The Bank currently serves the Baltimore, Maryland metropolitan area through four banking offices, with two locations in Baltimore County, one location in Anne Arundel County and one location in Harford County. The branches are located to the north and south of the city of Baltimore, with the largest marketing presence on the northern side of Baltimore County, where the main office is maintained. The immediate areas surrounding the four office locations can be categorized as suburban areas of the Baltimore metropolitan area.

The Bank defines its primary market area as the Baltimore MSA, which includes suburban and urban areas. The regional economy has evolved as employment in the manufacturing/industrialization sector has declined and the Bank’s market area economy has become broadly similar to the national economy in terms of its employment in key sectors, including services employment. The Bank’s market area economy is comprised of a large workforce employed in a number of employment sectors including business and professional services, healthcare, wholesale/retail trade, government, and finance/insurance/real estate. Some of the major employers in the market area include Johns Hopkins University and Hospital and Health System, and the University of Maryland Education and Health Care Systems, along with government facilities such as Fort George G. Meade, the Aberdeen Proving Ground and the United States Naval Academy.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including national, regional and other locally operated commercial banks, savings banks and credit unions. In many cases, these competitors seek to provide some or all of the same community-oriented services as the Bank. Recently, financial technology companies have begun to foster additional competition.

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

	December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
One- to four-family	$62,118	41.26%	$74,655	46.69%
Home equity loans and lines of credit	6,895	4.58%	7,488	4.68%
Construction and land development	10,804	7.18%	9,261	5.79%
Nonresidential	60,210	39.99%	61,013	38.17%

Total real estate loans	140,027	93.01%	152,417	95.33%

Other loans:
Commercial	10,198	6.77%	6,946	4.34%
Consumer	336	0.22%	523	0.33%

Total other loans	10,534	6.99%	7,469	4.67%

Total loans	150,561	100.00%	159,886	100.00%

Net loan origination fees and costs	(255)		(262)
Allowance for loan losses	(1,727)		(1,379)

Total loans, net	$148,579		$158,245

	December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Real estate loans:
One- to four-family	$70,198	48.86%	$67,192	47.92%	$65,175	52.03%
Home equity loans and lines of credit	7,547	5.25%	9,540	6.80%	11,521	9.20%
Construction and land development	8,232	5.73%	9,333	6.66%	10,475	8.36%
Nonresidential	51,905	36.14%	48,969	34.93%	35,754	28.55%

Total real estate loans	137,882	95.98%	135,034	96.31%	122,925	98.14%

Other loans:
Commercial	5,251	3.65%	4,604	3.28%	1,805	1.44%
Consumer	529	0.37%	577	0.41%	525	0.42%

Total other loans	5,780	4.02%	5,181	3.69%	2,330	1.86%

Total loans	143,662	100.00%	140,215	100.00%	125,255	100.00%

Net loan origination fees and costs	(154)		(130)		(48)
Allowance for loan losses	(1,188)		(1,038)		(681)

Total loans, net	$142,320		$139,047		$124,526

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2020. Demand loans, having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	December 31, 2020
		Home Equity	Construction
	One-to	Loans and	and Land
	Four-Family	Lines of Credit	Development	Nonresidential
	(In thousands)
Amounts due in:
One year or less	$854	$10	$6,028	$2,975
After one year through two years	176	181	1,968	2,816
After two years through three years	481	23	1,406	7,395
After three years through five years	2,743	208	1,295	6,415
After five years through ten years	4,985	1,085	107	29,001
After ten years through fifteen years	7,389	3,081	—	7,127
After fifteen years	45,490	2,307	—	4,481

Total	$62,118	$6,895	$10,804	$60,210

	Commercial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$242	$20	$10,129
After one year through two years	4,482	56	9,679
After two years through three years	93	73	9,471
After three years through five years	832	177	11,670
After five years through ten years	3,280	10	38,468
After ten years through fifteen years	1,269	—	18,866
After fifteen years	—	—	52,278

Total	$10,198	$336	$150,561

The following table sets forth our fixed and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021.

	Due After December 31, 2021
	Fixed	Adjustable
	Rates	Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$58,711	$2,553	$61,264
Home equity loans and lines of credit	544	6,341	6,885
Construction and land development	4,336	440	4,776
Nonresidential	41,484	15,751	57,235
Other loans:
Commercial	9,944	12	9,956
Consumer	296	20	316

Total loans	$115,315	$25,117	$140,432

One- to Four-Family Residential Real Estate. Our one- to four-family residential real estate portfolio consists of residential mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. A portion of our one- to four-family residential real estate lending activity consists of the origination of first mortgage loans secured by one- to four-family non-owner occupied residential properties. Our one- to four-family residential real estate portfolio also includes construction loans to individuals that convert to a permanent mortgage at the end of the construction phase. At December 31, 2020, we had $62.1 million of loans secured by one- to four-family residential real estate, representing 41.26% of our total loan portfolio, of which $10.1 million, or 16.43%, were secured by one- to four-family non-owner occupied residential real estate. Of the $62.1 million in loans secured by one- to four-family residential real estate, $4.0 million, or 6.44%, were construction permanent loans. In addition, at December 31, 2020, we had $6.1 million of one- to four-family residential mortgages held for sale. We primarily originate fixed-rate one- to four-family residential real estate loans, but depending on market conditions and borrower preferences, we also offer adjustable-rate loans. At December 31, 2020, 95.36% of our one- to four-family residential real estate loans were fixed-rate loans, and 4.64% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to FNMA (Federal National Mortgage Association) or FHLMC (Federal Home Loan Mortgage Corporation) guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits, which as of December 31, 2020 was generally $520,950 for single-family homes in our market area. We typically sell a portion of our fixed-rate conforming loans on a servicing-released basis. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans,” that we retain in our portfolio. Jumbo loans that we originate typically have 10 to 30 years terms and maximum loan-to-value ratios of 80%. We also offer FHA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA and VA guidelines.

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

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, both of which are secured by either first mortgages or second mortgages on one- to four-family residences. At December 31, 2020, outstanding home equity loans and lines of credit totaled $6.9 million, or 4.58% of total loans outstanding.

The underwriting standards utilized for home equity loans and lines of credit include a title review, the recordation of a lien, a determination of the applicant’s ability to satisfy existing debt obligations and payments on the proposed loan, and the value of the collateral securing the loan. The loan-to-value ratios for our home equity loans and our home equity lines of credit are generally limited to 75% when combined with the first security lien, if applicable. Home equity loans are offered with fixed rates of interest and terms up to 20 years. At December 31, 2020, home equity loans totaled $1.6 million. Our home equity lines of credit generally have 20-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate. At December 31, 2020, home equity lines of credit totaled $5.3 million.

Construction and Land Development. We originate construction loans to local developers and contractors to finance the construction of one- to four-family residential properties, and nonresidential real estate and multi-family properties. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential construction for the purchase of developed lots and the construction of single-family residences. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2020, our construction and land development loans total $10.8 million, representing 7.18% of our total loan portfolio, and included $4.1 million of land loans.

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

Nonresidential Real Estate. We offer nonresidential mortgage loans secured by nonresidential real estate, such as retail and office buildings, as well as loans secured by multi-family properties. Our nonresidential real estate portfolio also includes construction loans that convert to permanent mortgages at the end of the construction phase. At December 31, 2020, we had $60.2 million in nonresidential mortgages, representing 39.99% of our total loan portfolio and included $7.9 million of multifamily loans and $1.1 million in construction permanent loans. Excluding multifamily loans and construction permanent loans, $14.2 million of our nonresidential real estate portfolio was owner-occupied real estate and $37.0 million was secured by income producing, or non-owner occupied real estate.

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

Commercial. We originate commercial term loans and lines of credit to a variety of small and medium sized businesses in our market area. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. We also originate Small Business Administration (“SBA”) guaranteed loans under a new loan program called the Paycheck Protection Program (“PPP”). At December 31, 2020, commercial loans were $10.2 million, or 6.77% of our total loan portfolio. Included in the commercial loans were $4.5 million in PPP loans, or 44.12% of the commercial loan portfolio.

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

PPP loans are 100% guaranteed by the SBA and are eligible for full or partial forgiveness. The principal amount of the borrower’s PPP loan, including accrued interest, is eligible to be reduced by the loan forgiveness amount so long as employee and compensation levels of the business entity are maintained and the loan proceeds are used for payroll and qualifying expenses.

Consumer. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of loans secured by deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2020, consumer loans were $336,000, or 0.22% of our total loan portfolio.

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

	Year Ended December 31,
	2020	2019
	(In thousands)
Total loans at beginning of year:	$159,886	$143,662
Loans originated:
Real estate loans:
One-to four-family	54,124	28,741
Home equity loans and lines of credit	103	1,286
Construction and land development	6,094	3,017
Nonresidential	8,033	19,037
Other loans:
Commercial	8,989	2,660
Consumer	56	424

Total loans originated:	77,399	55,165
Loan sales and loan principal repayments:
Loan sales: One-to four-family	(37,303)	(8,867)
Principal repayments	(49,421)	(30,074)

Net loan activity	(9,325)	16,224

Total loans at end of year	$150,561	$159,886

Loans to One Borrower. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral.”) This 15% of unimpaired capital and surplus was approximately $6.8 million as of December 31, 2020. At December 31, 2020 our largest credit relationship totaled $5.7 million, consisting of three nonresidential loans secured by income-producing commercial real estate.

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

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on the present value of the expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as foreclosed real estate. Foreclosed real estate is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Prior to acquisition, we generally order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expenses of the current period. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less estimated selling costs. After acquisition, all costs incurred to maintain the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

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

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	December 31,
	2020			2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One-to four-family	$9	$—	$188	$220	$—	$338
Home equity loans and lines of credit	—	—	—	169	—	76
Construction and land development	—	—	—	—	—	76
Nonresidential	—	—	—	—	—	—
Other loans:
Commercial	—	—	—	32	—	—
Consumer	—	—	—	25	—	—

Total	$9	$—	$188	$446	$—	$490

	December 31,
	2018			2017			2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One-to four-family	$101	$158	$344	$9	$—	$706	$166	$—	$106
Home equity loans and lines of credit	36	—	48	12	104	—	32	—	—
Construction and land development	87	—	—	—	—	123	—	—	—
Nonresidential	—	—	484	1,023	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	1	—	—	2		—

Total	$224	$158	$876	$1,045	$104	$829	$200	$—	$106

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $91,000, $0, $120,000, $230,000 and $0 at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

	December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Non-accrual loans
Real estate loans:
One- to four-family	$188	$338	$585	$706	$168
Home equity loans and lines of credit	—	76	85	49	—
Construction and land development	—	76	87	123	—
Nonresidential		—	484	—	—
Other loans:
Commercial		—	—	—	—
Consumer		—	—	—	—

Total non-accrual loans	188	490	1,241	878	168
Foreclosed real estate	775	845	865	865	1,440

Total non-performing assets	$963	$1,335	$2,106	$1,743	$1,608

Accruing troubled debt restructured loans
Real estate loans:
One- to four-family	$—	$—	$—	$—	$341
Home equity loans and lines of credit	36	40	46	—	18
Construction and land development	—	—	—	—	—
Nonresidential	—	—	—	—	—
Other loans:
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total accruing troubled debt restricted loans	36	40	46	—	359

Total non-performing assets and accruing troubled debt restructured loans and total non-performing assets	$999	$1,375	$2,152	$1,743	$1,967

Total non-performing loans to total loans	0.12%	0.31%	0.86%	0.63%	0.13%
Total non-performing assets to total assets	0.41%	0.61%	0.98%	0.98%	0.92%
Total non-performing assets and accruing troubled debt restructured loans to total assets debt restructured loans to total assets	0.43%	0.62%	1.00%	0.98%	1.13%

Interest income that would have been recorded for the years ended December 31, 2020 and 2019 had non-accruing loans been current according to their original terms amounted to $9,000 and $18,000, respectively. We recognized $6,000 and $15,000 of interest income for these loans for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, there were no loans not disclosed in the above table, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

On the basis of this review of our assets, our classified and special mention assets, which includes foreclosed real estate, at the dates indicated were as follows:

	December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Substandard assets	$963	$3,633	$2,106	$2,305	$4,297
Doubtful assets	—	—	—	—	—
Loss assets	—	—	—	—	—

Total classified assets	$963	$3,633	$2,106	$2,305	$4,297

Special mention assets	$1,671	$461	$2,546	$972	$438

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning for the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Allowance at the beginning of the year	$1,379	$1,188	$1,038	$681	$803
Charge-offs:
Real estate loans:
One- to four-family	—	90	88	19	8
Home equity loans and lines of credit	—	—	12	—	18
Construction and land development	—	11	—	657	—
Nonresidential	—	—	335	—	35
Other loans:
Commercial	—	—	—	—	—
Consumer	4	—	6	2	1

Total charge-offs	4	101	441	678	62

Recoveries:
Real estate loans:
One- to four-family	—	—	8	6	—
Home equity loans and lines of credit	2	2	—	—	1
Construction and land development	—	—	8	—	—
Nonresidential	—	115	—	—	—
Other loans:
Commercial	—	—	—	—	—
Consumer	—	—	—	4	1

Total recoveries	2	117	16	10	2

Net charge-offs (recoveries)	2	(16)	425	668	60
Provision for (reversal of) loan losses	350	175	575	1,025	(62)

Allowance for loan losses to end of period	$1,727	$1,379	$1,188	$1,038	$681

Ratios:
Net charge-offs (recoveries) to average loans outstanding	* %	(0.01)%	0.30%	0.48%	0.05%
Allowance for loan losses to non-performing loans	918.62%	281.43%	95.73%	118.22%	405.36%
Allowance for loan losses to total loans	1.15%	0.86%	0.83%	0.74%	0.54%

*	not material

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

	December 31,
	2020			2019
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four family	$340	19.69%	41.26%	$332	24.08%	46.69%
Home equity loans and lines of credit	64	3.71%	4.58%	63	4.57%	4.68%
Construction and land development	206	11.93%	7.18%	179	12.98%	5.79%
Nonresidential	1,044	60.44%	39.99%	683	49.52%	38.17%
Other loans:
Commercial	68	3.94%	6.77%	56	4.06%	4.34%
Consumer	5	0.29%	0.22%	7	0.51%	0.33%

Total allocated allowance	1,727	100.00%	100.00%	1,320	95.72%	100.00%
Unallocated	—	—	—	59	4.28%	—

Total	$1,727	100.00%	100.00%	$1,379	100.00%	100.00%

	At December 31,
	2018			2017			2016
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four family	$245	20.62%	48.86%	$238	22.93%	47.92%	$74	10.87%	52.03%
Home equity loans and lines of credit	69	5.81%	5.25%	83	8.00%	6.80%	91	13.36%	9.20%
Construction and land development	185	15.57%	5.73%	173	16.67%	6.66%	309	45.37%	8.36%
Nonresidential	626	52.70%	36.14%	447	43.06%	34.93%	100	14.68%	28.55%
Other loans:
Commercial	29	2.44%	3.65%	44	4.24%	3.28%	55	8.08%	1.44%
Consumer	7	0.59%	0.37%	16	1.54%	0.41%	13	1.91%	0.42%

Total allocated allowance	1,161	97.73%	100.00%	1,001	96.44%	100.00%	642	94.27%	100.00%
Unallocated	27	2.27%	—	37	3.56%	—	39	5.73%	—

Total	$1,188	100.00%	100.00%	$1,038	100.00%	100.00%	$681	100.00%	100.00%

At December 31, 2020, our allowance for loan losses represented 1.15% of total loans and 918.62% of nonperforming loans. The allowance for loan losses increased to $1.7 million at December 31, 2020 from $1.4 million at December 31, 2019. Due to uncertainty of economic conditions from the COVID-19 pandemic, the Company increased the qualitative factors in the calculation of the allowance for loan losses and due to the uncertainty of the COVID-19 impact, the Company will continue to monitor and additional adjustments to the allowance for loan losses may be necessary. There were $2,000 in net loan charge-offs for the year ended December 31, 2020 and $16,000 in net loan recoveries for the year ended December 31, 2019. The difference in net charge-offs during the year ended December 31, 2020 compared to net recoveries for the year ended December 31, 2019 was primarily attributed to a charge-off during December 31, 2019 of $90,000 on a one-to four-family residential loan for which we have no additional exposure offset by a recovery during December 31, 2019 in the amount of $115,000.

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

	December 31,
	2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and Federal Agency obligations	$2,500	$2,554	$9,472	$9,544
Residential mortgage-backed securities	13,117	13,990	25,416	26,011
Municipal securities	—	—	1,505	1,536

Total securities available for sale	$15,617	$16,544	$36,393	$37,091

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and Federal Agency obligations	$18,264	$18,220	$5,499	$5,424	$4,000	$3,918
Residential mortgage-backed securities	17,638	17,745	—	—	—	—
Municipal securities	1,506	1,482	1,507	1,500	—	—

Total securities available for sale	$37,408	$37,447	$7,006	$6,924	$4,000	$3,918

Securities held to maturity:
Residential mortgage-backed securities	$—	$—	$3,323	$3,507	$4,321	$4,579

Total securities held to maturity	$—	$—	$3,323	$3,507	$4,321	$4,579

At December 31, 2020, all of our securities were classified as available for sale, which is carried at fair value, totaling $16.5 million, or 7.03% of total assets. We also held $46.8 million in interest-bearing deposits at other banks, $6.5 million in time deposits in other banks and $411,000 of stock in the Federal Home Loan Bank of Atlanta at December 31, 2020.

United States Government and Federal Agency Obligations. While United States Government and Federal Agency obligations generally provide lower yields than other investments in the securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments. At December 31, 2020, U.S. Government and Federal Agency obligations consisted of fixed-rate Treasury securities, and fixed-rate Federal Home Loan Bank, Farm Credit Bank and Fannie Mae securities. At December 31, 2020, the fair value of our United States Government and Federal Agency obligations totaled $2.6 million.

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

Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. At December 31, 2020, the fair value of our residential mortgage-backed securities totaled $14.0 million.

Municipal Securities. We had invested in municipal securities which have a higher yield than U.S. Government and Federal Agency obligations in order to improve the yield of the securities portfolio. Municipal securities generally involve more credit risk than U.S. Government and Federal Agency securities which have the explicit or implicit backing of the federal government. The market for municipal securities is also more limited than that for U.S. Government and Federal Agency obligations.    Under our investment policy, municipal securities must be rated “AA” by at least one nationally recognized rating agency in order to be considered for investment. We sold our holdings in municipal securities during the year ended December 31, 2020.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2020, are summarized in the following table. Maturities are based on the final contractual payment date, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

			More than One Year		More than Five Years		More than
	One Year or Less		through Five Years		through Ten Years		Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government and Federal Agency obligations	$1,000	3.05%	$1,500	1.98%	$—	—	$—	—	$2,500	$2,554	2.41%
Residential mortgage-backed securities	—	—	57	5.09%	3,521	3.25%	9,539	2.90%	13,117	13,990	3.00%

Total securities available for sale	$1,000	3.05%	$1,557	2.87%	$3,521	3.25%	$9,539	2.90%	$15,617	$16,544	2.84%

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

	December 31,
	2020			2019
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing demand	$24,376	14.61%	0.17%	$24,104	15.54%	0.29%
Money market	10,128	6.07%	0.21%	10,650	6.87%	0.21%
Savings	26,104	15.65%	0.05%	24,632	15.88%	0.05%
Certificates of deposit	78,950	47.32%	1.69%	77,258	49.82%	1.68%

Interest-bearing deposits	139,558	83.65%		136,644	88.11%
Non-interest bearing demand	27,268	16.35%	—	18,439	11.89%	—

Total deposits	$166,826	100.00%	1.01%	$155,083	100.00%	1.03%

	At December 31,
	2018			2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing demand	$24,725	15.91%	0.23%	$24,035	15.61%	0.22%	$22,228	14.86%	0.22%
Money market	12,629	8.12%	0.21%	13,556	8.81%	0.21%	14,000	9.36%	0.21%
Savings	24,939	16.05%	0.05%	24,226	15.74%	0.05%	22,041	14.73%	0.05%
Certificates of deposit	76,041	48.92%	1.16%	75,031	48.74%	0.93%	74,808	49.99%	0.87%

Interest-bearing deposits	138,334	89.00%		136,848	88.90%		133,077	88.94%
Non-interest bearing demand	17,102	11.00%	—	17,085	11.10%	—	16,542	11.06%	—

Total deposits	$155,436	100.00%	0.71%	$159,933	100.00%	0.58%	$149,619	100.00%	0.56%

At December 31, 2020, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $50.0 million. The following table sets forth the maturity of these certificates as of December 31, 2020.

December 31, 2020
(In thousands)
Maturity period:
Three months or less	$5,788
Over three through six months	4,750
Over six through twelve months	12,385
Over twelve months	27,057

Total	$49,980

At December 31, 2020, certificates of deposit equal to or greater than $250,000 totaled $18.3 million of which $10.5 million matures on or before December 31, 2021.

The following table sets forth all of our certificates of deposit classified by interest rate as of the dates indicated.

	December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Interest Rate Range:
0.01 – 0.99%	$25,679	$17,296	$20,217	$25,240	$29,976
1.00 – 1.99%	22,853	27,632	36,031	46,972	44,573
2.00 – 2.99%	25,265	28,546	16,142	2,817	228
3.00 – 3.99%	5,037	4,869	3,237	7	44

Total	$78,834	$78,343	$75,627	$75,036	$74,821

The following table sets forth by interest rate ranges information concerning the maturities of our certificates of deposit as of December 31, 2020.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate Range:
0.01 – 0.99%	$14,244	$3,019	$5,156	$3,260	$25,679	32.57%
1.00 – 1.99%	8,136	9,360	2,201	3,156	22,853	28.99%
2.00 – 2.99%	11,896	4,930	3,946	4,493	22,265	32.05%
3.00 – 3.99%	1,471	728	2,015	823	5,037	6.39%

Total	$35,747	$18,037	$13,318	$11,732	$78,834	100.00%

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

At December 31, 2020 and 2019, we were permitted to borrow up to an aggregate total of $58.7 million and $55.1 million, respectively, from the Federal Home Loan Bank of Atlanta. There were $5.0 million and $2.5 million in borrowings outstanding with the Federal Home Loan Bank at December 31, 2020 and 2019, respectively. Additionally, we had credit availability of $2,000,000 with a correspondent bank for short-term liquidity needs, if necessary. There were no borrowings outstanding at December 31, 2020 and 2019 under this facility.

The following table shows certain information regarding Federal Home Loan Bank advances at or for the dates indicated:

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance at end of period	$5,000	$2,500	$—	$—	$—
Average balance during the period	7,690	103	—	1,584	—
Maximum balance outstanding at any month-end during the period	12,500	2,500	—	6,000	—
Weighted average interest rate at end of period	0.95%	1.78%	—	—	—
Weighted average interest rate during period	0.86%	1.79%	—	1.26%	—

Subsidiaries

CBM Bancorp has no subsidiaries other than Chesapeake Bank of Maryland.

Personnel

At December 31, 2020, the Bank had 37 full-time employees and five part-time employees, none of whom was a party to a collective bargaining agreement.

Expense and Tax Allocation

The Bank entered into an agreement with CBM Bancorp to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, the Bank and CBM Bancorp entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

TAXATION

CBM Bancorp and the Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to CBM Bancorp or Chesapeake Bank of Maryland.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, CBM Bancorp and the Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns. CBM Bancorp and the Bank file a consolidated federal income tax return.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, the Bank is permitted to use the reserve method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2020, the Bank had $1.5 million of reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2019, our total federal pre-1988 base year reserve was approximately $1.5 million. However, under current law, pre-1988 base year reserves remain subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax. For tax years beginning before December 31, 2017, the Internal Revenue Code imposed an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Under the Tax Cuts and Jobs Act (the “Act”), for tax years beginning after December 31, 2017, the alternative minimum tax applicable to corporations is repealed. In addition, for tax years beginning after December 31, 2017 and ending before January 1, 2022, any alternative minimum tax credits are refundable in an amount equal to 50% (100% for tax years beginning in 2021) of the excess of the minimum tax credits for the tax year, over the amount of the credit allowable for the year against regular tax liability. Certain alternative minimum tax payments may be used as credits against regular tax liabilities in future years. At December 31, 2020, CBM Bancorp had no alternative minimum tax payments available to carry forward to future periods.

Net Operating Loss Carryforwards. As a result of the Act generally, a company may carry net operating losses forward indefinitely. At December 31, 2020, CBM Bancorp had no federal net operating loss carryforwards.

Corporate Dividends-Received Deduction. CBM Bancorp, Inc. may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from a corporation in which a corporate recipient owns at least 20% of its stock, and corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

The State of Maryland imposes an income tax of 8.25% on income measured in substantially the same manner as federally taxable income. CBM Bancorp, as a Maryland business corporation, as well as the Bank are required to file an annual report with and pay franchise taxes to the State of Maryland. Affiliated corporations that file a consolidated federal income tax return must file separate income tax returns for the State of Maryland.

Net Operating Loss Carryforwards. As a result of the Act generally, a company may carry net operating losses forward indefinitely. As of December 31, 2020, the Company and the Bank had no net operating loss carryforwards for state income tax purposes.

SUPERVISION AND REGULATION

General

As a federal savings association, the Bank is subject to examination, supervision and regulation, primarily by the OCC and, secondarily, by the Federal Deposit Insurance Corporation (the “FDIC”). The federal system of regulation and supervision establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as the Bank or CBM Bancorp, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, the Bank must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants for violations of laws and regulations and for engaging in unsafe and unsound practices. Formal enforcement actions include the issuance of capital directive or cease and desist order, civil money penalties, removal of officers and/or directors, and receivership or conservatorship of the institution.

As a savings and loan holding company, CBM Bancorp is required to comply with the rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). It is required to file certain reports with the Federal Reserve and is subject to examination by and the enforcement authority of the Federal Reserve. CBM Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission (the “SEC”) under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, FDIC, the Federal Reserve or Congress, could have a material adverse impact on the operations and financial performance of CBM Bancorp and the Bank.

Set forth below are certain material regulatory requirements that are or will be applicable to the Bank and CBM Bancorp. This description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Bank and CBM Bancorp.

The CARES Act and Initiatives Related to COVID-19

In response to the COVID-19 pandemic, the Consolidated Appropriations Act of 2021 (“CARES Act”) was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over CBM Bancorp and the Bank. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. Section 1102 of the CARES Act created the Paycheck Protection Program (“PPP”), a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. The Bank has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees. It is anticipated that additional revisions to the SBA’s interim final rules on forgiveness and loan review procedures will be forthcoming to address these and related changes. In December 2020, Congress amended the CARES Act through the enactment of the Consolidated Appropriations Act of 2021 (the “CAA”) to add an additional $900 billion of stimulus relief to mitigate the continued impacts of the pandemic. Among other things, the CAA renewed the PPP, allocating $284.45 billion for new first time PPP loans under the existing PPP and permitting the expansion of existing PPP loans for certain qualified, existing PPP borrowers. As a participating lender in the PPP, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Guidance on Non-TDR Loan Modifications due to COVID-19. On March 22, 2020, the federal bank regulatory agencies issued the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”), which encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act provided that a qualified loan modification is exempt by law from classification as a troubled debt restructuring (“TDR”) as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States terminates. The CAA extended this relief to the earlier of January 1, 2022 or the first day of a bank’s fiscal year that begins after the national emergency ends. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, the Bank is offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. See Note 4 to the consolidated financial statements for further information on the Bank’s COVID-19 loan modifications pursuant to the CARES Act.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Bank may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

Examinations and Assessments. The Bank is primarily supervised by the OCC. The Bank is required to file reports with and is subject to periodic examinations by the OCC. The Bank is required to pay assessments to the OCC to fund the agency’s operations.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio, and a Tier 1 capital to total average assets leverage ratio. These capital requirements took effect January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement effectively increases the minimum required risk-based capital ratios to 7% for common equity Tier 1 capital, 8.5% for Tier 1 capital and 10.5% for Total capital.

Under applicable federal statute, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the statute establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the implementing regulations, in order to be considered well-capitalized, a bank must have a ratio of common equity Tier 1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%. In order to be considered adequately capitalized, a bank must have the minimum capital ratios required by the regulatory capital rule described above. Institutions with lower capital ratios are assigned to lower capital categories. Based on safety and soundness concerns, a bank may be assigned to a lower capital category than would otherwise apply based on its capital ratios. A bank that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits. A bank that is not at least adequately capitalized is subject to numerous additional restrictions, and a guaranty by its holding company is required. A bank with a ratio of tangible equity to total assets of 2.0% or less is subject to the appointment of the FDIC as receiver if its capital level does not improve within 90 days.

At December 31, 2020, the Bank’s capital exceeded all applicable requirements and the Bank met the criteria for being considered “well-capitalized.”

The Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), enacted in May 2018, introduced an optional simplified measure of capital adequacy for qualifying community banking organizations with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of tangible equity capital divided by average consolidated assets (“CBLR”) of between 8% and 10%. Under the statute, any qualifying depository institution or holding company that maintains a leverage ratio exceeding the CBLR will be considered to satisfy the generally applicable leverage and risk-based regulatory capital requirements.

Under the final rule adopted by the federal banking agencies under the EGRRCPA, a community banking organization may opt into the CBLR framework if it has a Tier 1 leverage ratio of at least 9%, less than $10 billion in total consolidated assets and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework will not be required to report or calculate compliance with risk-based capital requirements and will also be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations.

The final CBLR rule took effect on January 1, 2020, and banking organizations that wished to opt into the CBLR framework were able to do so through their Call Reports for the quarter ending March 31, 2020. We elected not to use the CBLR framework.

Loans-to-One Borrower. The Bank is subject to a statutory lending limit on aggregate loans to one borrower or a related group of borrowers. That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by specified readily marketable collateral, the limit is increased to 25%. As of December 31, 2020, the Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, the Bank is required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on its operations. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine out of every twelve months on a rolling basis. Portfolio assets generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business. Alternatively, the Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. At December 31, 2020, the Bank satisfied the QTL test.

Limitations on Dividends and Other Capital Distributions. Federal regulations impose restrictions on capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if (i) the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years; (ii) the savings association would not be at least adequately capitalized following the distribution; (iii) the distribution would violate any applicable statute, regulation, supervisory agreement or regulatory condition; or (iv) the savings association is not eligible for expedited treatment of its filings under application processing rules of the OCC. Even if an application is not otherwise required, a savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file a notice with the Federal Reserve at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if: (i) the savings association would be undercapitalized following the distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. Finally, the Bank may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with the mutual-to-stock conversion of Banks of the Chesapeake, M.H.C.

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

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as the Bank. CBM Bancorp is an affiliate of the Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Finally, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

The Bank is also subject to certain statutory and regulatory restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. These provisions generally require extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits under applicable regulation.

Insurance of Deposit Accounts. The FDIC insures deposits at federally insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

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

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The Community Reinvestment Act requires all insured depository institutions to publicly disclose their rating. The Bank received a “outstanding” Community Reinvestment Act rating in its most recent federal examination.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A failure to comply with the Equal Credit Opportunity Act or the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

Privacy Regulations. Federal regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Bank has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Other Consumer Protection Regulations. In connection with its deposit taking and lending activities, the Bank is subject to numerous federal and state laws designed to protect customers. The deposit operations of the Bank are subject to state usury laws and federal laws concerning interest rates. Our loan operations are subject to state and federal laws applicable to credit transactions, including the:

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

Bank Secrecy Act / USA PATRIOT ACT. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing mergers and acquisitions.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2020.

Holding Company Regulation

General. As a savings and loan holding company, CBM Bancorp is subject to regulation, supervision and examination by the Federal Reserve. The Federal Reserve has enforcement authority over CBM Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a risk to the Bank.

Permissible Activities. CBM Bancorp’s business activities are limited to the activities authorized by statute and regulation for savings and loan holding companies, the activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, and, provided certain conditions are met and financial holding company status is elected, the activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act.

Acquisitions. Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

Capital. The federal regulatory capital rules apply to all depository institutions as well as to all depository institution holding companies with consolidated assets of $3 billion or more. The regulatory capital requirements generally do not apply on a consolidated basis to a bank or savings and loan holding company with total consolidated assets of less than $3 billion unless the holding company: (i) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) conducts significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; or (iii) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Federal Reserve may apply the regulatory capital standards at its discretion to any depository institution holding company, regardless of asset size, if such action is warranted for supervisory purposes. Because CBM Bancorp has total consolidated assets of less than $3 billion and does not engage in activities that would trigger application of the federal regulatory capital rules, it is not at present subject to consolidated capital requirements under such rules.

Source of Strength. Under the Home Owners’ Loan Act, a savings and loan holding company is required to act as a source of financial and managerial strength to its subsidiary institutions and to commit resources to support each subsidiary institution. Under this source of strength doctrine, the Federal Reserve may require a savings and holding company to make capital injections into a troubled subsidiary institution. The Federal Reserve may charge the holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary institution or if it undertakes actions that the Federal Reserve believes might jeopardize its ability to commit resources to such subsidiary. A capital injection may be required at times when the holding company does not have the resources to provide it.

Dividends and Stock Repurchases. The Federal Reserve has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of CBM Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Federal Securities Laws

CBM Bancorp common stock is registered with the SEC. CBM Bancorp is subject to the periodic reporting, proxy solicitation, insider trading restrictions and other requirements of the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, CBM Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under SEC regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. CBM Bancorp has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Item 1A.	Risk Factors

Not applicable, as CBM Bancorp is a “smaller reporting company”.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2020, the net book value of our office properties was $1.5 million, and the net book value of our furniture, fixtures and equipment was $211,000. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
2001 East Joppa Road	Owned	1972	$673
Baltimore, Maryland 21234
Other Properties:
Arbutus Branch	Owned	1980	187
5424 Carville Avenue
Arbutus, Maryland 21227
Bel Air Branch	Owned	2003	683
1-A Bel Air South Parkway
Bel Air, Maryland 21015
Pasadena Branch	Leased	1987	N/A
3820 Mountain Road
Pasadena, Maryland 21122

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

Item 3.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. As of December 31, 2020, we were not involved in any legal proceedings the outcome of which would be material to our consolidated financial condition or consolidated results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market Value for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “CBMB.” As of March 23, 2021, we had approximately 165 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 3,527,033 shares of common stock outstanding. CBM Bancorp, Inc. began trading on the NASDAQ Capital Market on September 28, 2018.

	Price per Share
Quarter ending	High	Low
2020
Quarter ended December 31, 2020	$13.50	$13.28
Quarter ended September 30, 2020	12.28	12.25
Quarter ended June 30, 2020	12.30	12.30
Quarter ended March 31, 2020	11.58	11.45
2019
Quarter ended December 31, 2019	$14.12	$14.12
Quarter ended September 30, 2019	14.13	14.00
Quarter ended June 30, 2019	13.95	13.80
Quarter ended March 31, 2019	12.95	12.95

Dividends. The Company declared a special dividend of $0.50 per share for shareholders of record as of March 5, 2021 and paid such dividend on March 19, 2021. During the year ended December 31, 2020, the Company paid a special dividend of $0.50 per share. The Company did not pay a dividend during the year ended December 31, 2019. The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements and will depend upon a number of factors, including the following: our financial condition and results of operations; tax considerations, regulatory capital requirements, industry standards, and economic conditions. No assurances can be given that cash dividends will be paid again or that, if paid will not be reduced.

Unlike the Bank, the Company is not restricted by OCC regulations on the payment of dividends to its shareholders. However, the Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of CBM Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

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

On December 2, 2019, the Board of Directors authorized a plan to repurchase up to $6,000,000 of the Company’s outstanding common stock. The repurchases were made during a one-year period, in privately negotiated transactions, or in such other manner as would comply with the applicable policy, laws and regulations.

The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the periods listed.

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

On August 18, 2020, upon completion of the previous plan dated December 31, 2019, the Board of Director authorized a plan to repurchase up to an additional $3,500,000 of the Company’s outstanding common stock. The repurchases will be made during a one-year period on the open market, in privately negotiated transactions, or in such other manner as will comply with applicable policy, laws and regulations.

The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the periods listed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans	Maximum Value of Shares That May Yet Be Purchased Under the Plan
August 18 – 31, 2020	19,864	$12.03	$239,063	$3,260,937
September 1 – 30, 2020	51,500	12.04	859,140	2,640,860
October 1 – 31, 2020	1,000	12.30	871,436	2,628,564
November 1 – 30, 2020	5,500	13.04	943,162	2,556,838
December 1 – 31, 2020	17,200	13.21	1,170,446	2,329,554

Item 6.	Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of CBM Bancorp and the Bank as of and for the periods indicated. The following is only a summary and you should read it in conjunction with consolidated financial statements of CBM Bancorp. and notes beginning on page F-1 of this Annual Report. The information at December 31, 2020 and 2019, and for the years ended December 31, 2020 and 2019, is derived in part from the audited consolidated financial statements that appear in this Annual Report. The information at and for the years ended December 31, 2018, 2017 and 2016 are derived in part from audited financial statements that are not included in this Annual Report.

	December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$234,804	$220,402	$215,413	$177,903	$174,456
Cash and cash equivalents	47,608	5,987	18,847	12,030	21,443
Time deposits in other banks	6,448	7,936	6,944	4,960	6,948
Investment securities	16,544	37,091	37,447	10,247	8,239
Loans held for sale	6,074	1,730	211	1,218	299
Loans receivable, net	148,579	158,245	142,320	139,047	124,526
Bank-owned life insurance	4,831	4,724	4,609	5,367	7,143
Premises and equipment, net	1,754	1,829	1,925	1,927	1,878
Foreclosed real estate	775	845	865	865	1,440
Deposits	174,780	156,441	153,750	154,786	151,286
Borrowings	5,000	2,500	—	—	—
Total equity	53,563	59,935	60,347	21,603	21,603

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Operating Data:
Interest and dividend income	$8,766	$9,039	$7,702	$6,929	$6,164
Interest expense	1,480	1,404	978	811	744

Net interest income	7,286	7,635	6,724	6,118	5,420
Provision for (reversal of) loan losses	350	175	575	1,025	(62)

Net interest income after provision for (reversal of) loan losses	6,936	7,460	6,149	5,093	5,482
Non-interest income	1,574	592	581	826	627
Non-interest expense	7,148	6,776	5,834	5,411	5,506

Income before income taxes	1,362	1,276	896	508	603
Income tax expense	419	368	223	507	229

Net income	$943	$908	$673	$1	$374

	At or For the Years Ended December 31,
	2020	2019	2018	2017	2016
Performance Ratios:
Return on average assets	0.41%	0.42%	0.35%	*	0.22%
Return on average equity	1.72%	1.50%	2.10%	*	1.73%
Interest rate spread	3.05%	3.33%	3.49%	3.58%	3.42%
Net interest margin	3.33%	3.68%	3.67%	3.68%	3.50%
Efficiency ratio	79.89%	82.13%	79.86%	75.08%	83.91%
Non-interest expense to average assets	3.10%	3.12%	3.02%	3.02%	3.18%
Average interest-earning assets to average interest-bearing liabilities	148.40%	151.79%	132.56%	120.05%	116.46%
Capital Ratios
Common equity tier 1 capital to risk-weighted assets (1)	28.38%	27.74%	29.67%	16.64%	17.74%
Total risk-based capital to risk- weighted assets (1)	29.53%	28.68%	30.58%	17.48%	18.34%
Tier 1 capital to risk-weighted assets(1)	28.38%	27.74%	29.67%	16.64%	17.74%
Tier 1 capital to average assets (1)	18.66%	19.08%	18.45%	11.94%	11.97%
Average equity to average assets	23.34%	27.67%	16.69%	12.29%	12.51%
Asset Quality Ratios
Allowance for loan losses as a percentage of total loans	1.15%	0.86%	0.83%	0.74%	0.54%
Allowance for loan losses as a percentage of non-performing loans	918.62%	281.43%	95.73%	118.22%	405.36%
Net charge-offs (recoveries) to average outstanding loans	*	(0.01)%	0.30%	0.48%	0.05%
Non-performing loans as a percentage of total loans	0.12%	0.31%	0.86%	0.63%	0.13%
Non-performing assets as a percentage of total assets	0.41%	0.61%	0.98%	0.98%	0.92%
Other Data:
Number of offices	4	4	4	4	4
Number of full-time equivalent employees	40	44	43	43	43

*	Not material.
(1)	Capital ratios are for the Bank only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information at December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 is derived in part from the audited consolidated financial statements that appear on page F-1 of this Annual Report.

Overview

The Bank provides financial services to individuals and businesses from our main office in Parkville, Maryland, and from our three additional full-service banking offices in Arbutus, Bel Air and Pasadena, Maryland. Our primary market area includes the Baltimore Metropolitan Area and its surrounding counties. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, nonresidential real estate loans, construction and land development loans, home equity loans and lines of credit, and, to a lesser extent, commercial business loans and consumer loans. We retain our loans in portfolio depending on market conditions. We sell a majority of our fixed-rate one- to four-family residential mortgage loans in the secondary market. We also invest in various investment securities. Our revenue is derived principally from interest on loans and investments and loan sales. Our primary sources of funds are deposits and principal and interest payments on loans and securities. We also have access to Federal Home Loan Bank advances which are available and may be utilized from time to time.

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

•

Continue to originate and sell certain residential real estate loans. Residential mortgage lending has historically been a significant part of our business, and we recognize that originating one- to four-family residential real estate loans is essential to our status as a community-oriented bank. During the year ended December 31, 2020, we originated $54.1 million in one- to four-family residential real estate loans, selling $37.3 million in one- to four-family residential real estate loans and recording gains of $1.1 million on the sale of those loans. Similarly, during the year ended December 31, 2019, we originated $28.7 million in one- to four-family residential real estate loans, selling $8.9 million in one- to four-family residential real estate loans and recording gains of $215,000 on the sale of those loans. We intend to continue to sell in the secondary market a portion of the long-term conforming fixed-rate one- to four-family residential real estate loans that we originate to increase non-interest income and manage the interest rate risk of our loan portfolio.

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

•

Maintain high asset quality. Strong asset quality is critical to the long-term financial success of a community bank. We attribute our high asset quality to maintaining conservative underwriting standards, the diligence of our loan collection personnel and the stability of the local economy. At December 31, 2020, our non-performing assets to total assets ratio was 0.41%. Because substantially all of our loans are secured by real estate, and the level of our non-performing loans has been low in recent years, we believe that our allowance for loan losses is adequate to absorb the probable losses inherent in our loan portfolio.

•

Increase core deposits, with an emphasis on low-cost commercial demand deposits. Deposits are the major source of balance sheet funding for lending and other investments. We have made investments in new products and services, as well as enhancing our electronic delivery solutions including business bill-pay in an effort to become more competitive in the financial services marketplace and attract more core deposits, our least costly source of funds. Our ratio of core (non-time) deposits to total deposits was 45.10% at December 31, 2020. We plan to continue to aggressively market our core deposit accounts, emphasizing our high-quality service and competitive pricing of these products.

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that we have estimated to have been incurred. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan category that are not considered impaired. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative risk factors.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of their examination process, periodically reviews our allowance for loan losses. This agency may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

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

The ongoing COVID-19 pandemic and measures intended to prevent its spread and mitigate its adverse effects may have a material adverse effect on our business, results of operations, financial condition and prospects. Any such effect will depend on future developments which are uncertain and difficult to predict.

The COVID-19 pandemic has created, and may continue to create, significant disruptions of the United States and global economies and financial markets. Governments, businesses, and the public have taken and will continue to take actions to contain the spread of COVID-19 and mitigate its effects, including quarantines, travel bans, “stay at home” orders, cancellation of events and travel, closures of businesses and schools, fiscal stimulus, and legislation intended to provide monetary aid and other relief. The scope, duration, and ultimate adverse effect of COVID-19 continue to evolve and cannot be known at this time. COVID-19 and related efforts to contain it have disrupted economic activity and the functioning of financial markets, impacted interest rates, and created financial uncertainty.

The United States government has attempted to mitigate some of the most severe anticipated economic effects of the virus. Enactment of the CARES Act, the distribution of vaccinations and monetary assistance in various forms are intended to help contain spread of the virus and its economic impact. However, there can be no assurance that these actions will be effective.

To date, our Bank has avoided many of the adverse financial effects of the virus. Nevertheless, the outbreak has adversely impacted, and may further adversely impact, our workforce and operations, and the operations of our borrowers and other customers. We may experience losses due to these adverse factors negatively impacting our business and/or causing our customers to be unable to meet obligations to us. In addition, the business and operations of third-party service providers who provide critical services for us could be adversely impacted.

COVID-19 has caused us to reconsider and modify certain of our business practices, including adoption of work from home and social distancing policies and procedures for our employees and customers. Because the technology in employees’ homes may be more limited or less reliable than in our offices, the Bank’s work from home measures introduce additional operational risk, including increased cybersecurity risk.

In response to the COVID-19 pandemic, we provided payment relief to qualified commercial and mortgage/consumer loans customers. As of December 31, 2020, almost all of the loans granted modifications/deferrals had returned to their original payment plans without a significant impact on payment delinquencies. For additional information, see Note 4 of Notes to Consolidated Financial Statements.

We may further adjust our business practices if required by government authorities or we determine are in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate risks to us posed by the virus or will otherwise be satisfactory to government authorities.

The extent to which COVID-19 impacts our business, results of operations, financial condition and prospectus will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, the rollout and effectiveness of vaccination programs for the virus, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts as a result of COVID-19’s economic impact.

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total Assets. Total assets increased $14.4 million, or 6.53%, to $234.8 million at December 31, 2020 from $220.4 million at December 31, 2019. The increase in total assets was primarily the result of an increase in cash and cash equivalents funded by an increase in deposits and a decrease in investment securities and loans as discussed in more detail below.

Cash and Cash Equivalents. Cash and cash equivalents increased $41.6 million to $47.6 million at December 31, 2020 from $6.0 million at December 31, 2019. The increase in cash and cash equivalents was primarily driven by the increase in deposits and a decrease in investment securities and loans as discussed in more detail below.

Time Deposits in Other Banks. Time deposits in other banks decreased by $1.5 million, or 18.99%, to $6.4 million at December 31, 2020 from $7.9 million at December 31, 2019. This decrease was due to calls and maturities of $1.5 million.

Investment Securities. Investment securities decreased $20.6 million, or 55.53%, to $16.5 million at December 31, 2020 from $37.1 million at December 31, 2019. The decrease was due to the sale of municipal securities and residential mortgage backed securities in the amount of $7.3 million and principal repayments and calls in the amount of $13.6 million. All of our investment securities are currently classified as available for sale.

Loans Held for Sale. Loans held for sale increased $4.4 million to $6.1 million at December 31, 2020 from $1.7 million at December 31, 2019 as a result of an increase in originations of one-to four-family residential real estate loans during the year due to an increase in refinancing in the residential mortgage market due to the lower rate environment.

Net Loans. Net loans decreased $9.7 million, or 6.13%, to $148.6 million at December 31, 2020 from $158.3 million at December 31, 2019. One-to four-family residential real estate loans decreased $12.6 million, or 16.87%, to $62.1 million at December 31, 2020 from $74.7 million at December 31, 2019 as higher yielding loans have been repaid and refinanced due to the current low rate environment for residential loans. Home equity loans and lines of credit decreased $593,000, or 7.92%, to $6.9 million at December 31, 2020 from $7.5 million at December 31, 2019. Construction and land development loans increased $1.5 million, or 16.13% to $10.8 million at December 31, 2020 from $9.3 million at December 31, 2019. Our nonresidential loans decreased $803,000, or 1.32%, to $60.2 million at December 31, 2020 from $61.0 million at December 31, 2019. Our commercial loans increased $3.3 million, or 47.83%, to $10.2 million at December 31, 2020 from $6.9 million at December 31, 2019 due to the origination of $8.6 million in PPP loans, net of $4.1 million in PPP loan forgiveness. Our consumer loans decreased $186,000, or 35.56%, to $337,000 at December 31, 2020 from $523,000 at December 31, 2019.

Bank-owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2020 and December 31, 2019, the aggregate cash surrender value of these policies was $4.8 million and $4.7, million, respectively.

Deposits. Deposits increased $18.4 million, or 11.76%, to $174.8 million at December 31, 2020 from $156.4 million at December 31, 2019. Our non-interest-bearing demand deposits increased $12.9 million, or 65.15%, to $32.7 million at December 31, 2020 from $19.8 million at December 31, 2019 primarily as a result of PPP loan origination funding being deposited into the non-interesting bearing accounts of our borrowers. Our interest-bearing demand deposits increased $1.4 million, or 5.88%, to $25.2 million at December 31, 2020 from $23.8 million at December 31, 2019. Our money market deposits increased $486,000, or 4.76%, to $10.7 million at December 31, 2020 from $10.2 million at December 31, 2019. Our savings accounts increased by $3.1 million, or 12.76%, to $27.4 million at December 31, 2020 from $24.3 million at December 31, 2019. Our certificates of deposit increased by $491,000, or 0.63%, to $78.8 million at December 31, 2020 from $78.3 million at December 31, 2019.

Borrowings. Borrowings increased $2.5 million to $5.0 million at December 31, 2020 from $2.5 million at December 31, 2019. The variable rate short-term borrowing of $2,500,000 that existed at December 31, 2019 was replaced with a longer term fixed rate borrowing of $5,000,000 at December 31, 2020 maturing in March 2023.

Total Stockholders’ Equity. Total stockholders’ equity decreased by $6.3 million, or 10.52%, to $53.6 million at December 31, 2020 from $59.9 million at December 31, 2019. Earnings of $943,000, an increase of $166,000 in other comprehensive income related to interest fluctuations on the Company’s available for sale securities and an increase of $1.2 million in additional paid in capital for the recording of stock-based compensation relating to the release of shares from the Employee Stock Ownership Plan (the “ESOP”) and the 2019 Equity Incentive Plan were offset by a special cash dividend of $1.8 million and the repurchase of $6.8 million of common stock which was part of stock repurchase plans that were approved by the Board of Directors on December 2, 2019 and August 18, 2020.

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

		For the Years Ended December 31,
		2020			2019
	At December 31, 2020 Yield/Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Loans	4.27%	$163,182	$7,790	4.77%	$145,827	$7,293	5.00%
Interest-bearing deposits in other banks	0.10%	24,586	38	0.15%	13,322	281	2.11%
Time deposits in other banks	2.92%	7,190	208	2.89%	8,193	233	2.84%
Investment securities	2.84%	23,040	707	3.07%	39,957	1,215	3.04%
Federal Home Loan Bank stock	4.38%	524	23	4.39%	272	17	6.25%

Total interest-earning assets		218,522	8,766	4.01%	207,571	9,039	4.35%
Non-interest-earning assets		13,157			10,470

Total assets		$231,679			$218,041

Interest bearing liabilities:
Interest-bearing demand	0.17%	$24,376	42	0.17%	$24,104	69	0.29%
Money market	0.20%	10,128	21	0.21%	10,650	22	0.21%
Savings	0.05%	26,104	13	0.05%	24,632	12	0.05%
Certificates of deposit	1.61%	78,950	1,338	1.69%	77,258	1,299	1.68%

Total deposits		139,558	1,414	1.01%	136,644	1,402	1.03%
Borrowed funds	0.95%	7,690	66	0.86%	103	2	1.79%

Total interest-bearing liabilities		147,248	1,480	1.01%	136,747	1,404	1.03%

Non-interest-bearing liabilities		29,616			20,566

Total liabilities		176,864			157,313
Stockholders’ equity		54,815			60,728

Total liabilities and stockholders’ equity		$231,679			$218,041

Net interest income			$7,286			$7,635

Interest rate spread(1)				3.01%			3.33%
Net interest-earning assets(2)		$71,274			$70,824

Net interest margin(3)				3.33%			3.68%
Average interest-earning assets to average-interest bearing liabilities		148.40%			151.79%

(1)	Interest rate spread represents the difference between average yield on average interest-earning assets and average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Years Ended December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$140,958	$6,767	4.80%	$139,013	$6,470	4.65%	$119,794	$5,696	4.75%
Federal funds sold and interest-bearing deposits in other banks	22,933	432	1.88%	10,643	108	1.01%	19,976	99	0.50%
Time deposits in other banks	4,919	99	2.01%	5,785	76	1.31%	5,018	66	1.32%
Investment securities	14,318	389	2.72%	10,494	263	2.51%	10,039	294	2.93%
Federal Home Loan Bank stock	245	15	6.12%	249	12	4.82%	153	9	5.88%

Total interest-earning assets	183,373	7,702	4.20%	166,184	6,929	4.17%	154,980	6,164	3.98%
Non-interest-earning assets	9,657			13,223			18,178

Total assets	$193,030			$179,407			$173,158

Interest bearing liabilities:
Interest-bearing demand	$24,725	57	0.23%	$24,035	54	0.22%	$22,228	50	0.22%
Money market	12,629	26	0.21%	13,556	28	0.21%	14,000	29	0.21%
Savings	24,939	12	0.05%	24,226	12	0.05%	22,041	11	0.05%
Certificates of deposit	76,041	883	1.16%	75,031	697	0.93%	74,808	654	0.87%

Total deposits	138,334	978	0.71%	136,848	791	0.58%	133,077	744	0.56%
Borrowed funds	—	—	—	1,584	20	1.26%	—	—

Total interest-bearing liabilities	138,334	978	0.71%	138,432	811	0.59%	133,077	744	0.56%

Non-interest-bearing liabilities	22,573			18,943			18,424

Total liabilities	160,907			157,375			151,501
Stockholders’ equity	32,123			22,032			21,657

Total liabilities and stockholders’ equity	$193,030			$179,407			$173,158

Net interest income		$6,724			$6,118			$5,420

Interest rate spread(1)			3.49%			3.58%			3.42%
Net interest-earning assets(2)	$45,039			$27,752			$21,903

Net interest margin(3)			3.67%			3.68%			3.50%
Average interest-earning assets to average-interest bearing liabilities	132.56%			120.05%			116.46%

(1)	Interest rate spread represents the difference between average yield on average interest-earning assets and average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Years Ended December 31, 2020 vs 2019			Years Ended December 31, 2019 vs 2018
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$848	$(351)	$497	$239	$287	$526
Interest-bearing deposits in other banks	126	(369)	(243)	(193)	42	(151)
Time deposits in other banks	(28)	4	(24)	80	54	134
Investment securities	(475)	(33)	(508)	739	87	826
Federal Home Loan Bank stock	13	(7)	6	2	—	2

Total interest-earning assets	484	(756)	(272)	867	470	1,337

Interest-bearing liabilities:
Interest-bearing demand	1	(28)	(27)	(2)	14	12
Money market	(1)	—	(1)	(4)	—	(4)
Savings	1	—	1	—	—	—
Certificates of deposit	28	11	39	17	399	416
Borrowed funds	106	(42)	64	2	—	2

Total interest-bearing liabilities	135	(59)	76	13	413	426

Change in net interest income	$349	$(697)	$(348)	$854	$57	$911

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

General. Net income was $943,000 for the year ended December 31, 2020 compared to $908,000 for the year ended December 31, 2019. The increase was due to several factors including an increase in non-interest income of $1.0 million to $1.6 million for the year ended December 31, 2020 from $592,000 for the year ended December 31, 2019, an increase in provision for loan losses of $175,000 to $350,000 for the year ended December 31, 2020 from $175,000 for the year ended December 31, 2019, offset by decrease in net interest income of $349,000, or 4.59%, to $7.3 million for the year ended December 31, 2020 from $7.6 million for the year ended December 31, 2019 and an increase in non-interest expense of $372,000, or 5.47%, to $7.1 million for the year ended December 31, 2020 from $6.8 million for the year ended December 31, 2019.

Interest Income. Interest and dividend income decreased $234,000, or 2.60%, to $8.8 million for the year ended December 31, 2020 from $9.0 million for the year ended December 31, 2019. The decrease in interest income was due to a decrease in the average yield on interest-earning assets for the year ended December 31, 2020 compared to the average yield on interest-earning assets for the year ended December 31, 2019 offset by an increase in the average interest-earning assets for year ended December 31, 2020 compared to the average interest-earning assets for the year ended December 31, 2019.

Interest income on loans increased $497,000, or 6.81%, to $7.8 million for the year ended December 31, 2020 from $7.3 million for the year end December 31, 2019. The increase was primarily due to an increase in the average balance of our loans offset by a decrease in the average yield of our loans, which is our primary source of interest income. The average balances of loans increased $17.4 million, or 11.93%, to $163.2 million for the year ended December 31, 2020 compared to $145.8 million for the year ended December 31, 2019. Our average yield on loans decreased 23 basis points to 4.77% for the year ended December 31, 2020 from 5.00% for the year ended December 31, 2019, as higher-yielding loans have been repaid or refinanced and replaced with lower-yielding loans due to the current rate environment, as well as our origination of lower yielding PPP loans. As of December 31, 2020, we had originated $8.6 million in PPP loans at an interest rate of 1.00%. The rate did not include deferred fees of approximately $245,000 that would be amortized and recorded as an increase in loan income over the life of the loan. For the year ended December 31, 2020, we had recorded an increase in loan income relating the amortization of PPP deferred fees of approximately $186,000.

Interest and dividends on investments includes the interest income received on interest-bearing deposits in other banks, time deposits in other banks and investment securities. Interest on dividends and investments decreased $770,000, or 45.29%, to $1.0 million for the year ended December 31, 2020 from $1.7 million for the year ended December 31, 2019 and is discussed in detail below.

Interest income on interest-bearing deposits in other banks decreased $243,000, or 86.48%, to $38,000 for the year ended December 31, 2020 from $281,000 for the year ended December 31, 2019. The decrease in interest income on interest-bearing deposits in other banks was the result of a decrease in the average yield offset by an increase in the average balances. The average yield we earned on interest-bearing deposits in other banks decreased 196 basis points to 0.15% for the year ended December 31, 2020 from 2.11% for the year ended December 31, 2019 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate decreases during the year ended December 31, 2020. The average balance on interest-bearing deposits in other banks increased $11.3 million to $24.6 million for the year ended December 31, 2020 from $13.3 million for the year ended December 31, 2019. The increase in interest-bearing deposits in other banks was primarily the result of a decrease in investment securities due to sales, calls and maturities and an increase in deposits and borrowings during the year ended December 31, 2020.

Interest income on time deposits in other banks decreased $25,000, or 10.73%, to $208,000 for the year ended December 31, 2020 from $233,000 for the year ended December 31, 2019. The decrease in interest income on time deposits in other banks was the result of a decrease in the average balance on time deposits. The average balance on time deposits in other banks decreased $1.0 million, or 12.20%, to $7.2 million for the year ended December 31, 2020 from $8.2 million for the year ended December 31, 2019. The average yield we earned on time deposits in other banks increased five basis points to 2.89% for the year ended December 31, 2020 from 2.84% for the year ended December 31, 2019, reflecting calls and maturities of lower yielding time deposits in other banks.

Interest income on investment securities decreased $508,000, or 42.33%, to $707,000 for the year ended December 31, 2020 from $1.2 million for the year ended December 31, 2019. The decrease in interest income on investment securities was primarily the result of a decrease in the average balances in investment securities due to sales, calls and maturities offset by a slight increase in the average yield we earned on investment securities. The average balance on investment securities decreased $17.0 million, or 42.50%, to $23.0 million for the year ended December 31, 2020 from $40.0 million for the year ended December 31, 2019 and was driven primarily by the sale of municipal securities and residential mortgage backed securities in the amount of $7.3 million and calls and principal repayments from our investment portfolio of $13.6 million during the year ended December 31, 2020. The average rate we earned on investment securities increased three basis points to 3.07% for the year ended December 31, 2020 from 3.04% for the year ended December 31, 2019 reflecting sales, calls and maturities of lower yielding investment securities.

Interest Expense. Interest expense increased $76,000, or 5.43%, to $1.5 million for the year ended December 31, 2020 from $1.4 million for the year ended December 31, 2019. The increase was the result of an increase of $12,000 in interest expense paid on deposits and an increase of $64,000 in interest paid on borrowings from the Federal Home Loan Bank. The increase in interest expense paid on deposits was primarily due to an increase in the average balance of interest-bearing deposits offset by a slight decrease in the average rate paid on interest-bearing deposits. Our average balance of interest-bearing deposits increased $3.0 million, or 2.20%, to $139.6 million for the year ended December 31, 2020 from $136.6 million for the year ended December 31, 2019. Our average rate paid on interest-bearing deposits decreased two basis points to 1.01% for the year ended December 31, 2020 from 1.03% for the year ended December 31, 2019. Our average borrowings with the Federal Home Loan Bank increased to $7.7 million for the year ended December 31, 2020 from $103,000 for the year ended December 31, 2019. The average rate paid on the borrowings was 0.86% for the year ended December 31, 2020 compared to 1.94% for the year ended December 31, 2019.

Net Interest Income. Net interest income decreased $349,000, or 4.59%, to $7.3 million for the year ended December 31, 2020 from $7.6 million for the year ended December 31, 2019. The decrease was primarily the result of lower net interest spread and net interest margin offset by a slight increase in our net-interest earning assets. Our net interest rate spread decreased by 32 basis points to 3.01% for the year ended December 31, 2020 from 3.33% for the year ended December 31, 2019 and our net interest margin decreased 35 basis points to 3.33% for the year ended. December 31, 2020 from 3.68% for the year ended December 31, 2019. Our average net-interest earning assets, which represents total interest-earning assets, less total interest-bearing liabilities, increased slightly to $71.3 million at December 31, 2020 from $70.8 million at December 31, 2019.

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

Provision for loan losses increased by $175,000, or 100.00%, to $350,000 for the year ended December 31, 2020 from a provision for loan losses for the year ended December 31, 2019 of $175,000. We recorded net charge-offs of $2,000 for the year ended December 31, 2020 compared to net recoveries of $16,000 for the year ended December 31, 2019. Non-performing loans totaled $188,000 for the year ended December 31, 2020 compared to $490,000 at December 31, 2019. The decrease of $302,000 in non-performing loans was primarily the result of a decrease of $150,000 in non-performing one-to four-family residential loans, a decrease of $76,000 in non-performing home equity loans and lines of credit and decrease of $76,000 in nonresidential loans. Our non-performing loans to total loans decreased to 0.12% at December 31, 2020 from 0.31% at December 31, 2019. The increase in the provision for loan losses was necessary due to an increase in our qualitative factors, such as current economic conditions, the adequacy of underlying collateral and the financial strength of our borrowers affected by the COVID-19 pandemic. We have provided for losses that are probable and reasonably estimable at December 31, 2020.

Non-interest Income. Non-interest income increased by $982,000 to $1.6 million for the year ended December 31, 2020 from $592,000 for the year ended December 31, 2019. The increase was primarily due to an increase of $863,000 in gain on sale of loans to $1.1 million for the year ended December 31, 2020 compared to $215,000 for the year ended December 31, 2019 primarily as a result of the increase in refinancing in the residential mortgage market due to the lower rate environment and the gain recorded on the sale of investment securities of $143,000 during the year ended December 31, 2020.

Non-interest Expense. Non-interest expense increased by $372,000, or 5.47%, to $7.1 million for the year ended December 31, 2020 from $6.8 million for the year ended December 31, 2019. Salaries, director fees and employee benefits increased $463,000, or 11.02%, to $4.7 million for the year ended December 31, 2020 from $4.2 million for the year ended December 31, 2019 primarily due to an increase of $280,000 in stock-based compensation to $712,000 for the year ended December 2020 compared to $432,000 for the year ended December 31, 2019 relating to the 2019 Equity Incentive Plan which was approved in May 2019, as well as commissions paid to loan officers for the increase in loans originated for sale. Professional and legal fees decreased $44,000, or 8.03%, to $504,000 for the year ended December 31, 2020 from $548,000 for the year ended December 31, 2019 primarily due to lower levels of consulting expenses relating to the Company’s public status during the year ended December 31, 2020 compared to December 31, 2019, decreased legal fee expenses relating to past due loan relationships that were resolved during 2019, offset by increased consulting fees relating to information technology system enhancements. Marketing expenses decreased $49,000, or 44.95%, to $60,000 for the year ended December 31, 2020 from $109,000 for the year ended December 31, 2019 due to reductions in marketing outlays during the year ended December 31, 2020. The provision for losses and costs on foreclosed real estate increased $49,000 to $85,000 for the year ended December 31, 2020 from $36,000 for the year ended December 31, 2019. This increase was primarily due to the write-down in fair value of a foreclosed real estate property in the amount of $70,000 for the year ended December 31, 2020 compared to a write-down in fair value of a foreclosed real estate property in the amount of $20,000 for the year ended December 31, 2019. Other operating expenses decreased by $55,000, or 7.02%, to $729,000 for the year ended December 31, 2020 from $784,000 for the year ended December 31, 2019 due to several factors. Insurance costs decreased $42,000 to $64,000 for the year ended December 31, 2020 from $106,000 for the year ended December 31, 2019 due to the payment of an insurance deductible associated with an email compromise that occurred during the fourth quarter of 2019 for which we have no further material financial exposure. Other organizational expenses decreased $41,000, or 48.81%, to $43,000 for the year ended December 31, 2020 from $84,000 for the year ended December 31, 2019 due to reduced branch and personnel activities primarily the result of the COVID-19 pandemic. The decreases in other operating expenses were offset by increases in software maintenance costs of $31,000, or 30.39%, to $133,000 for the year ended December 31, 2020 from $102,000 for the year ended December 31, 2019 primarily due to the software necessary to provide information system technology enhancements.

Income Tax Expense. Income tax expense increased by $51,000, or 13.86%, to $419,000 for the year ended December 31, 2020 from $368,000 for the year ended December 31, 2019. The effective tax rate was 30.76% and 28.84% for the years ended December 31, 2020 and 2019, respectively. The increase in tax expense was the result of an increase in our pre-tax income of $86,000, or 6.74%, to $1.4 million for the year ended December 31, 2020 from $1.3 million for the year ended December 31, 2019, as well as an increase in the effective tax rate due to the increase in non-deductible compensation expense relating to the ESOP and the 2019 Equity Incentive Plan.

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

The table below sets forth, as of December 31, 2020, the calculation of the estimated changes in our net interest income that would result from changes in market interest rates.

Basis Point Change in Interest Rates	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+400	$6,813	16.82%
+300	6,568	12.62%
+200	6,324	8.44%
+100	6,078	4.22%
Level	5,832	—
-50	5,684	-2.53%

Economic Value of Equity. We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2020.

		Estimated Increase (Decrease) EVE		EVE as a Percentage of Fair Value of Assets(3)
Basis Point Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) Basis Points
	(Dollars in thousands)
+400	$51,463	$(12,364)	-19.37%	24.05%	(177)
+300	55,197	(8,630)	-13.52%	24.91%	(91)
+200	58,609	(5,217)	-8.17%	25.52%	(30)
+100	61,094	(2,733)	-4.28%	25.68%	(14)
Level	63,827	—	—	25.82%	—
-50	61,920	1,654	-2.99%	24.73%	(109)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the fair value of expected cash flows from assets, less fair value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts.
(3)	Fair value of assets represents the amount at which an asset could be exchanged between knowledgeable and willing parties in an arms-length transaction.
(4)	EVE Ratio represents EVE divided by the fair value of assets.

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

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2020.

We monitor and adjust our investments in liquid assets based upon our assessments of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and investment securities; and (4) the objectives of our asset liability management program. Excess liquid assets are invested generally in interest-earning deposits and short and intermediate securities.

Our most liquid assets are cash and cash equivalents, which include interest-bearing deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2020, cash and cash equivalents totaled $47.6 million, which included, $799,000 in cash and due from banks and interest-bearing deposits in other banks of $46.8 million. Time deposits in other banks and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $6.5 million and $16.5 million, respectively at December 31, 2020.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was $(2.5) million and $534,000 for the years ended December 31, 2020 and 2019, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing and sold securities and pay-downs on mortgage-backed securities was $31.9 million and $(16.0) million for the years ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and borrowings, as well as proceeds from our stock offering in 2018, offset by the repurchase of common stock and cash dividends paid on common stock was $12.1 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2020 totaled $35.7 million, or 20.42% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2020, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2020, we had outstanding commitments to originate loans of $19.1 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2020 total $35.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements years ended December 31, 2020 and 2019 beginning on page F-1 for a description of recent accounting pronouncements that may affect our consolidated financial condition and consolidated results of operations.

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

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15€ promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management along with the participation of our principal executive officer and principal financial officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 utilizing the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 is effective.

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

(c) Changes in internal controls

There were no changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

CBM Bancorp has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code is available on the Company’s Internet Web site.

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Executive Officers— Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Securities Authorized for Issuance Under Stock-Based Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
CBM Bancorp, Inc. 2019 Equity Incentive Plan (1)	423,200	$13.21	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	423,200	$13.21	N/A

(1)

As of December 31, 2020, 169,320 shares of restricted stock awards had been granted under the CBM Bancorp, Inc. 2019 Equity Incentive Plan with no shares of restricted stock awards remaining available for future issuance under the CBM Bancorp, Inc. 2019 Equity Incentive Plan.

(b)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership— Stock Ownership of Certain Beneficial Owners” in the Proxy Statement.

(c)	Security Ownership by Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership— Stock Ownership of Management” in the Proxy Statement.

(d)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors Officers — Transactions with Certain Related Persons,”  “— Board Independence” and  “— Meetings and Committees of the Board of Directors” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of CBM Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

3.2	Bylaws of CBM Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

4.1	Form of Common Stock Certificate of CBM Bancorp, Inc. (Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

4.2	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 22, 2020)

10.1	Employment Agreement, as amended and restated, dated as of September 30, 2020, by and between Chesapeake Bank of Maryland and William J. Bocek, Jr. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated September 16, 2020, filed with the Securities and Exchange Commission on September 22, 2020)

10.2	Employment Agreement, as amended and restated, dated as of September 30, 2020, by and between CBM Bancorp, Inc. and William J. Bocek, Jr. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated September 16, 2020, filed with the Securities and Exchange Commission on September 22, 2020)

10.3	Employment Agreement, as amended and restated, dated as of September 30, 2020, by and between Chesapeake Bank of Maryland and Joseph M. Solomon (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated September 16, 2020, filed with the Securities and Exchange Commission on September 22, 2020)

10.4	Employment Agreement, as amended and restated, dated as of September 30, 2020, by and between CBM Bancorp, Inc. and Joseph M. Solomon (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated September 16, 2020, filed with the Securities and Exchange Commission on September 22, 2020)

10.5	Employment Agreement, as amended and restated, dated as of September 30, 2020, by and between Chesapeake Bank of Maryland and Jodi L. Beal (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated September 16, 2020, filed with the Securities and Exchange Commission on September 22, 2020)

10.6	Employment Agreement, as amended and restated, dated as of September 30, 2020, by and between CBM Bancorp, Inc. and Jodi L. Beal (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated September 16, 2020, filed with the Securities and Exchange Commission on September 22, 2020)

10.7	Supplemental Executive Retirement Plan with William J. Bocek, Jr. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

10.8	2020 Amendment to the Supplemental Executive Retirement Plan with William J Bocek, Jr. effective as of September 16, 2020 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 16, 2020, filed with the Securities and Exchange Commission on September 22, 2020)

10.9	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2018, filed with the Securities and Exchange Commission on December 26, 2018.)

10.10	Form of Non-Qualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 21, 2020, filed with the Securities and Exchange Commission on May 28, 2020)

10.11	Form of Incentive Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 21, 2020, filed with the Securities and Exchange Commission on May 28, 2020)

10.12	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 21, 2020, filed with the Securities and Exchange Commission on May 28, 2020)

10.13	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Director (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 14, 2019; filed with the Securities and Exchange Commission on May 20, 2019)

10.14	Form of Restricted Stock Award for Non-Employee Director (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 14, 2019, filed with the Securities and Exchange Commission on May 20, 2019)

10.15	Form of Restricted Stock Award for Officers and Employees (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated May 14., 2019, filed with the Securities and Exchange Commission on May 20, 2019)

10.16	Form of Incentive Stock Option Award Agreement for Officers and Employees (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated May 14, 2019, filed with the Securities and Exchange Commission on May 20, 2019)

10.17	Form of Non-Qualified Stock Option Agreement for Officers and Employees (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated May 14, 2019, filed with the Securities and Exchange Commission on May 20, 2019)

10.18	CBM Bancorp, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 2019, filed with the Securities and Exchange Commission on May 20, 2019)

21	Subsidiaries of CBM Bancorp, Inc. (Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of CBM Bancorp, Inc. (File No. 333-225353) originally filed with the Securities and Exchange Commission on June 1, 2018, as amended.)

23	Consent of Dixon Hughes Goodman, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL. (Extensible Business Reporting Language). (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBM Bancorp, Inc.

By:	/s/ Joseph M. Solomon
Joseph M. Solomon
President (Principal Executive Officer)
March 26, 2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Joseph M. Solomon	President and Director	March 26, 2021
Joseph M. Solomon	(Principal Executive Officer)

/s/ Jodi L. Beal	Executive Vice President and Chief Financial	March 26, 2021
Jodi L. Beal	Officer (Principal Financial and Accounting Officer)

/s/ William J. Bocek, Jr.	Chairman of the Board	March 26, 2021
William J. Bocek, Jr.

/s/ Francis X. Bossle, Jr.	Director	March 26, 2021
Francis X. Bossle, Jr.

/s/ Glenn C. Ercole	Director	March 26, 2021
Glenn C. Ercole

/s/ Gail E. Smith	Director	March 26, 2021
Gail E. Smith

/s/ Benny C. Walker	Director	March 26, 2021
Benny C. Walker

/s/ William W. Whitty, Jr.	Director	March 26, 2021
William W. Whitty, Jr.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

CBM Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of CBM Bancorp, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2017.

Richmond, VA

March 26, 2021

CBM Bancorp, Inc.

Consolidated Statements of Financial Condition

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$799,120	$787,050
Interest-bearing deposits in other banks	46,808,842	5,200,071

Cash and cash equivalents	47,607,962	5,987,121

Time deposits in other banks	6,477,853	7,935,811
Securities available for sale, at fair value	16,543,524	37,090,591
Federal Home Loan Bank stock, at cost	410,900	300,400
Loans held for sale	6,073,782	1,730,430
Loans, net of unearned fees	150,305,998	159,624,611
Allowance for loan losses	(1,727,216)	(1,379,150)

Net loans	148,578,782	158,245,461
Accrued interest receivable	605,333	655,146
Bank-owned life insurance	4,831,457	4,723,825
Premises and equipment, net	1,753,608	1,828,666
Foreclosed real estate	775,000	845,000
Deferred income taxes	856,005	724,658
Prepaid expenses and other assets	319,397	334,470

Total assets	$234,803,603	$220,401,579

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$32,650,939	$19,780,866
Interest-bearing deposits	142,129,183	136,660,007

Total deposits	174,780,122	156,440,873
Advances by borrowers for taxes and insurance	431,089	538,516
Federal Home Loan Bank advances	5,000,000	2,500,000
Accounts payable and other liabilities	1,029,677	986,814

Total liabilities	181,240,888	160,466,203

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 24,000,000 shares; issued and outstanding 3,690,633 shares at December 31, 2020 and 4,208,505 shares at December 31, 2019	36,906	42,085
Additional paid in capital	34,735,278	41,210,056
Retained earnings	22,397,154	23,243,847
Unearned common stock held by:
Employee Stock Ownership Plan	(2,369,920)	(2,708,480)
2019 Equity Incentive Plan	(1,908,570)	(2,357,994)
Accumulated other comprehensive income	671,867	505,862

Total stockholders’ equity	53,562,715	59,935,376

Total liabilities and stockholders’ equity	$234,803,603	$220,401,579

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2020 and 2019

	For the Years Ended December 31,
	2020	2019
Interest and dividend income
Interest and fees on loans	$7,790,136	$7,292,886
Interest and dividends on investments	976,096	1,746,375

Total interest and dividend income	8,766,232	9,039,261

Interest expense
Interest on deposits	1,413,710	1,401,673
Interest on borrowings	66,031	1,874

Total interest expense	1,479,741	1,403,547

Net interest income	7,286,491	7,635,714
Provision for loan losses	350,000	175,000

Net interest income after provision for loan losses	6,936,491	7,460,714

Non-interest income
Service fees on deposit accounts	111,692	128,732
Income from bank-owned life insurance	107,632	114,468
Gain on sale of loans held for sale	1,077,913	215,436
Gain on sale of investment securities	143,223	—
Other non-interest income	133,431	133,351

Total non-interest income	1,573,891	591,987

Non-interest expense
Salaries, director fees and employee benefits	4,679,358	4,216,292
Premises and equipment	429,545	429,783
Data processing	574,371	557,889
Professional fees	504,374	548,164
FDIC premiums and regulatory assessments	85,825	95,314
Marketing	60,058	108,574
Provision for losses and costs on foreclosed real estate	85,299	36,216
Other operating expenses	729,444	784,487

Total non-interest expense	7,148,274	6,776,719

Income before income taxes	1,362,108	1,275,982
Income tax expense	419,551	368,269

Net income	$942,557	$907,713

Earnings per common share
Basic	$0.26	$0.23
Diluted	$0.26	$0.23

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2020 and 2019

	For the Years Ended December 31,
	2020	2019
Net income	$942,557	$907,713
Other comprehensive income
Unrealized gain on investment securities available for sale	372,251	658,982
Reclassification adjustment for realized gain on investment securities available for sale included in net income	(143,223)	—

Total unrealized gain on investments securities available for sale	229,028	658,982
Income tax expense relating to investment securities available for sale	(63,023)	(181,335)

Other comprehensive income	166,005	477,647

Total comprehensive income	$1,108,562	$1,385,360

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2020 and 2019

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned RSA Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2019	$42,320	$40,987,146	$22,336,134	$(3,047,040)	$—	$28,215	$60,346,775
Net income	—	—	907,713	—	—	—	907,713
Other comprehensive income	—	—	—	—	—	477,647	477,647
ESOP shares committed to be released	—	123,574	—	338,560	—	—	462,134
Repurchase of common stock for 2019 Equity Incentive Plan	—	—	—	—	(2,357,994)	—	(2,357,994)
Stock based compensation	—	431,646	—	—	—	—	431,646
Repurchase of common stock	(235)	(332,310)	—	—	—	—	(332,545)

Balance, December 31, 2019	$42,085	$41,210,056	$23,243,847	$(2,708,480)	$(2,357,994)	$505,862	$59,935,376
Net income	—	—	942,557	—	—	—	942,557
Other comprehensive income	—	—	—	—	—	166,005	166,005
Cash dividends $0.50 per share	—	—	(1,789,250)	—	—	—	(1,789,250)
ESOP shares committed to be released	—	95,812	—	338,560	—	—	434,372
Vesting of restricted stock awards	—	(449,424)	—	—	449,424	—	—
Stock based compensation	—	711,556	—	—	—	—	711,556
Repurchase of common stock	(5,179)	(6,832,722)	—	—	—	—	(6,837,901)

Balance December 31, 2020	$36,906	$34,735,278	$22,397,154	$(2,369,920)	$(1,908,570)	$671,867	$53,562,715

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and 2019

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$942,557	$907,713
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of securities	51,921	26,812
Gain on sale of loans held for sale	(1,077,913)	(215,436)
Originations of loans held for sale	(41,646,049)	(10,385,957)
Proceeds from sales of loans held for sale	38,380,610	9,082,070
Gain on sale of investment securities	(143,223)	—
Amortization of net deferred loan origination fees	(410,932)	(267,817)
Provision for loan losses	350,000	175,000
Decrease in accrued interest receivable	49,813	40,782
Increase in cash surrender value of life insurance	(107,632)	(114,468)
Depreciation and amortization	145,439	158,898
Loss on disposal of premises and equipment	—	1,689
Loss on writedown of foreclosed real estate	70,000	20,000
ESOP compensation expense	434,372	462,134
Stock based compensation expense	711,556	431,646
Deferred income tax benefit, net	(194,370)	(4,999)
Decrease in prepaid expenses and other assets	15,073	67,874
Increase in accounts payable and other liabilities	42,863	148,513

Net cash (used in) provided by operating activities	(2,385,915)	534,454

Cash flows from investing activities:
Net maturities (purchases) of time deposits in other banks	1,490,000	(991,811)
Proceeds from maturities, payments and calls of available for sale securities	13,552,586	18,610,391
Purchases of available for sale securities	—	(17,621,389)
Proceeds from sales of investment securities	7,312,769	—
Purchases of Federal Home Loan Bank stock	(110,500)	(55,200)
Net decrease (increase) in loans	9,727,611	(15,832,183)
Purchases of premises and equipment	(70,381)	(64,735)

Net cash provided by (used in) investing activities	31,902,085	(15,954,927)

Cash flows from financing activities:
Net increase in deposits	18,339,249	2,690,638
Net (decrease) increase in advances by borrowers	(107,427)	60,735
Net increase in borrowings	2,500,000	2,500,000
Repurchase common stock for 2019 Equity Incentive Plan	—	(2,357,994)
Repurchase common stock	(6,837,901)	(332,545)
Cash dividends on common stock	(1,789,250)	—

Net cash provided by financing activities	12,104,671	2,560,834

Net increase (decrease) in cash and cash equivalents	41,620,841	(12,859,639)
Cash and cash equivalents, beginning balance	5,987,121	18,846,760

Cash and cash equivalents, ending balance	$47,607,962	$5,987,121

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,480,243	$1,403,270
Cash paid for income taxes	625,000	190,000

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

Nature of Operations

CBM Bancorp, Inc. (“CBM Bancorp” or “Company”) is the holding company for Chesapeake Bank of Maryland (“Bank”) and was formed in connection with the conversion of the Bank from the mutual to the stock form of organization. On September 27, 2018, the mutual to stock conversion of the Bank was completed and the Company became the parent holding company for the Bank. Shares of the Company began trading on the Nasdaq Capital Market on September 28, 2018. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Bank”).

CBM Bancorp’s primary business is the ownership and operation of the Bank, a community-oriented federal stock savings bank regulated by the Office of the Comptroller of the Currency. The Bank’s primary business activity is the acceptance of deposits from the general public and using the proceeds for loan originations and investments. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by the regulatory authorities.

In accordance with federal and state regulations, at the time of the conversion from mutual to stock form, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each account holder will be entitled to receive a distribution in an amount proportionate to the adjusted qualifying account balances then held.

The Company may not pay a dividend on, or repurchase any of, its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the Company is subject to certain other regulations restricting the payment of dividends on, and the repurchase of, its capital stock.

Basis of Presentation

The accounting and reporting policies of CBM Bancorp and the Bank conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation

The consolidated financial statements include the accounts of CBM Bancorp and the Bank, its wholly owned subsidiary. Material intercompany accounts and transactions have been eliminated in consolidation.

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

The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between the issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 90 days. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that they buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The fair value of the rate lock commitments was considered immaterial at December 31, 2020 and December 31, 2019 and an adjustment was not recorded. Loans held for sale that are not ultimately sold, but instead are placed into the Bank’s portfolio, are reclassified as loans held for investment and recorded at fair value.

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

Bank-Owned Life Insurance (“BOLI”)

The Bank maintains life insurance policies on certain present and former directors. These policies are split-dollar or director insurance policies. Under the split-dollar insurance policies, the Bank pays the premiums and upon the death of the insured, the Bank will receive an amount equal to the premiums paid on the policy from the policy date to the date of death. Any remaining proceeds will be paid to the beneficiary. If the policy is surrendered before the date of death, the Bank will receive the lesser of the cash surrender value or the sum of the premiums paid on the policy from the policy date to the date of surrender. Under the director insurance policies, the Bank receives the cash surrender value if the policy is surrendered, or receives all benefits payable upon the death of the insured. As of December 31, 2020 and 2019, $121,388 and $122,118 respectively, was included in other liabilities related to the split-dollar insurance policies.

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

Concentrations of Credit Risk

As of December 31, 2020 and 2019, the Bank had no deposits in other financial institutions in excess of amounts insured by the FDIC. The Bank also maintains accounts with brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation.

Emerging Growth Company

The Company, as an emerging growth company (“EGC”), has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law. The CARES Act creates a forbearance program for federally backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the National Emergency, and provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842). This ASU provides certain targeted improvements to align lessor accounting with the lessee accounting model. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. As the Company will take advantage of the extended transition period for complying with new or revised accounting standards assuming we remain a smaller reporting company, we will adopt the amendments in this update beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 2. Securities

The amortized cost and estimated fair value of securities classified as available for sale at December 31, 2020 and 2019, are as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale
U.S. Government and Federal Agency obligations	$2,499,671	$54,342	$—	$2,554,013
Residential mortgage-backed securities	13,116,916	872,595	—	13,989,511

	$15,616,587	$926,937	$—	$16,543,524

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale
U.S. Government and Federal Agency obligations	$9,472,370	$76,651	$4,679	$9,544,342
Residential mortgage-backed securities	25,415,647	638,856	43,964	26,010,539
Municipal securities	1,504,664	31,046	—	1,535,710

	$36,392,681	$746,553	$48,643	$37,090,591

Proceeds from the sale of available securities totaled $7,312,769 realizing gross gains of $143,223 for the year ended December 31, 2020. There were not sales of investment securities for the year ended December 31, 2019.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2. Securities (Continued)

The amortized cost and estimated fair value of securities as of December 31, 2020 and 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020		December 31, 2019
	Securities Available for Sale		Securities Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,000,000	$1,025,162	$1,000,000	$998,407
Due after one year through five years	1,499,671	1,528,851	9,474,467	9,560,135
Due five years to ten years	—	—	502,567	521,510
Mortgage-backed, monthly installments	13,116,916	13,989,511	25,415,647	26,010,539

	$15,616,587	$16,543,524	$36,392,681	$37,090,591

The Bank did not have any securities with gross unrealized losses at December 31, 2020. Securities with gross unrealized losses at December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

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

An impairment loss is recognized in earnings if any of the following are true: (1) the Bank intends to sell the debt security; (2) it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis; or (3) the Bank does not expect to recover the entire amortized cost basis of the security. In situations where the Bank intends to sell or when it is more likely than not that the Bank will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in equity as a component of other comprehensive income, net of deferred tax. There were no securities pledged as of December 31, 2020 and 2019.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3. Loans

The Bank makes loans to customers primarily in the Baltimore Metropolitan Area and its surrounding counties. The principal loan portfolio segment balances at December 31, 2020 and 2019 were as follows:

	December 31,	December 31,
	2020	2019
Real estate loans
One-to four-family	$62,117,559	$74,655,376
Home equity loans and lines of credit	6,894,632	7,488,348
Construction and land development	10,804,315	9,260,520
Nonresidential	60,209,896	61,012,054

Total real estate loans	140,026,402	152,416,758

Other loans
Commercial	10,197,884	6,946,372
Consumer	336,507	522,566

Total other loans	10,534,391	7,468,938

Total loans	150,560,793	159,885,696
Net deferred loan origination fees and costs	(254,795)	(261,085)
Allowance for loan losses	(1,727,216)	(1,379,150)

Total loans, net	$148,578,782	$158,245,461

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the balance sheet. Overdrafts were $1,739 and $25,714 at December 31, 2020 and 2019, respectively.

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

The following table provides information regarding our nonresidential real estate loans by type at December 31, 2020.

Type of Loan	Number of Loans	Balance
Office	30	$15,070,563
Retail	16	14,307,061
Warehouse/Industrial	13	9,135,023
Apartment/Multifamily	16	8,546,128
Hotel	5	7,434,274
Other	10	2,985,704
Restaurant	5	1,848,794
Religious/Church Related	4	882,349

	99	$60,209,896

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3. Loans (Continued)

Paycheck Protection Program

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified lender, we were automatically authorized to originate PPP loans. In early April 2020, the Company began accepting and processing applications for PPP loans. During the year ended December 31, 2020 we processed 101 PPP loans in the amount of $8,563,898.

As of December 31, 2020, our borrowers applied for and received forgiveness on these PPP loans in the amount of $4,084,004 and we recorded fee income of $186,432. As of December 31, 2020, our outstanding PPP loan balances are $4,479,894, with deferred fees relating to those loans in the amount of $63,147.

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

•

Commercial loans - Commercial loans are made to provide funds for equipment and general corporate needs. Repayment of the loan primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or finance a percentage of eligible receivables and inventory, as well as PPP loans.

•	Consumer loans – This category of loans includes primarily installment loans. Consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. The Bank regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

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

The following tables summarize the activity in the allowance for losses for the years ended December 31, 2020 and 2019 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of December 31, 2020 and 2019.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of December 31, 2020
	One – to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Beginning Balance	$331,605	$62,603	$179,541	$683,453	$55,571	$6,950	$59,427	$1,379,150
Charge-offs	—	—	(263)	—	—	(3,633)	—	(3,896)
Recoveries	—	1,962	—	—	—	—	—	1,962
Provision	8,212	(215)	27,084	360,143	12,809	1,394	(59,427)	350,000

Ending Balance	$339,817	$64,350	$206,362	$1,043,596	$68,380	$4,711	$—	$1,727,216

Ending balance: individually evaluated for impairment	$7,501	$97	$—	$—	$—	$—	$—	$7,598

Ending balance: collectively evaluated for impairment	$332,316	$64,253	$206,362	$1,043,596	$68,380	$4,711	$—	$1,719,618

Loans:
Ending balance	$62,117,559	$6,894,632	$10,804,315	$60,209,896	$10,197,884	$336,507		$150,560,793

Ending balance: individually evaluated for impairment	$187,845	$35,568	$—	$—	$—	$—		$223,413

Ending balance: collectively evaluated for impairment	$61,929,714	$6,859,064	$10,804,315	$60,209,896	$10,197,884	$336,507		$150,337,380

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of December 31, 2019
	One – to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total
Beginning Balance	$244,781	$68,837	$185,170	$626,031	$28,879	$6,669	$27,985	$1,188,352
Charge-offs	(90,111)	—	(11,000)	—	—	—	—	(101,111)
Recoveries	—	2,439	—	114,470	—	—	—	116,909
Provision	176,935	(8,673)	5,371	(57,048)	26,692	281	31,442	175,000

Ending Balance	$331,605	$62,603	$179,541	$683,453	$55,571	$6,950	$59,427	$1,379,150

Ending balance: individually evaluated for impairment	$—	$681	$—	$—	$—	$—	$—	$681

Ending balance: collectively evaluated for impairment	$331,605	$61,922	$179,541	$683,453	$55,571	$6,950	$59,427	$1,378,469

Loans:
Ending balance	$74,655,376	$7,488,348	$9,260,520	$61,012,514	$6,946,372	$522,566		$159,885,696

Ending balance: individually evaluated for impairment	$337,984	$116,721	$791,625	$1,581,818	$—	$—		$2,828,148

Ending balance: collectively evaluated for impairment	$74,317,392	$7,371,627	$8,468,895	$59,430,696	$6,946,372	$552,566		$157,057,548

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of the loan portfolio quality indicators by loan class recorded investment as of December 31, 2020 and 2019:

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate loans:
One-to four-family	$61,657,131	$272,583	$187,845	$—	$62,117,559
Home equity loans and lines of credit	6,874,011	20,621	—	—	6,894,632
Construction and land development	10,804,315	—	—	—	10,804,315
Nonresidential	58,831,855	1,378,041	—	—	60,209,896
Other loans:
Commercial	10,197,884	—	—	—	10,197,884
Consumer	336,507	—	—	—	336,507

Total loans	$148,701,703	$1,671,245	$187,845	$—	$150,560,793

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate loans:
One-to four-family	$ 73,856,550	$ 460,842	$ 337,984	$ —	$ 74,655,376
Home equity loans and lines of credit	7,412,069	—	76,279	—	7,488,348
Construction and land development	8,468,895	—	791,625	—	9,260,520
Nonresidential	59,430,696	—	1,581,818	—	61,012,514
Other loans:
Commercial	6,946,372	—	—	—	6,946,372
Consumer	522,566	—	—	—	522,566

Total loans	$ 156,637,148	$ 460,842	$ 2,787,706	$ —	$159,885,696

The following table sets forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of December 31, 2020 and 2019:

	December 31, 2020
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$9,199	$—	$187,845	$197,044	$61,920,515	$62,117,559	$—	$187,845
Home equity loans and lines of credit	—	—	—	—	6,894,632	6,894,632	—	—
Construction and land development	—	—	—	—	10,804,315	10,804,315	—	—
Nonresidential	—	—	—	—	60,209,896	60,209,896	—	—
Other loans:
Commercial	—	—	—	—	10,197,884	10,197,884	—	—
Consumer	—	—	—	—	336,507	336,507	—	—

Total loans	$9,199	$—	$187,845	$197,044	$150,363,749	$150,560,793	$—	$187,845

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	December 31, 2019
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$220,316	$—	$337,984	$558,300	$74,097.076	$74,655,376	$—	$337,984
Home equity loans and lines of credit	169,329	—	76,279	245,608	7,242,740	7,488,348	—	76,279
Construction and land development	—	—	75,728	75,728	9,184,792	9,260,520	—	75,728
Nonresidential	—	—	—	—	61,012,514	61,012,514	—	—
Other loans:
Commercial	31,510	—	—	31,510	6,914,862	6.946,372	—	—
Consumer	24,759	—	—	24,759	497,807	522,566	—	—

Total loans	$445,914	$—	$489,991	$935,905	$158,949,791	$159,885,696	$—	$489,991

At December 31, 2020 and 2019 there were no loans 90 days past due and still accruing interest. At December 31, 2020, the Bank had three loans on non-accrual status with foregone interest in the amount of $8,895. At December 31, 2019, the Bank had seven loans on non-accrual status with foregone interest in the amount of $17,925.

In response to the COVID-19 pandemic and its economic impact to our customers, we implemented a short-term modification program that complies with the CARES Act and ASC 310-40 to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allowed for a deferral of payments for 90 days, which we extended for an additional 90 days for certain loans, for a maximum of 180 days on a cumulative and successive basis.

During the year ended December 31, 2020, the Bank had received and approved requests to modify 61 loans with balances of approximately $26,100,000 due to the effects of COVID-19. The Bank’s modifications primarily consisted of interest only payments with the deferral of principal for up to six months, dependent on the borrower and their financial situation. Of the 61 loans modified during the year ended December 31, 2020 due to the effects of COVID-19, all loans complied with their loan modification agreements with four of the loans as of December 31, 2020 continuing to receive COVID-19 modification relief.

Additionally, none of the deferrals are reflected in the Company’s asset quality measures (i.e. non-performing loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term modifications as TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the Financial Accounting Standards Board.

The breakdown of the remaining loan modifications due to the effects of COVID-19 by loan category are as follows:

	Number of loans	Balance
One-to four-family	1	$164,551
Home equity loans and lines of credit	1	22,313
Nonresidential	2	1,285,259

Total loans	4	$1,472,123

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

The following table is a summary of impaired loans for the years ended December 31, 2020 and 2019:

	December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$97,032	$98,970	$—	$97,804	$1,927
With an allowance recorded:
One-to four-family	$90,813	$90,813	$7,501	$88,012	$4,019
Home equity loans and lines of credit	35,568	35,568	97	38,005	2,238
Total
One-to four-family	$187,845	$189,783	$7,501	$185,816	$5,946
Home equity loans and lines of credit	35,568	35,568	97	38,005	2,238

	December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$337,984	$342,345	$—	$342,907	$11,765
Home equity loans and lines of credit	76,279	76,279	—	82,117	2,727
Construction and land development	791,625	802,625		836,264	54,478
Nonresidential	1,581,818	1,581,818	—	1,609,744	61,141
With an allowance recorded:
Home equity loans and lines of credit	$40,442	$40,442	$681	$43,136	$2,964
Total
One-to four-family	$337,984	$342,345	$—	$342,907	$11,765
Home equity loans and lines of credit	116,721	116,721	681	125,252	5,691
Construction and land development	791,625	802,625	—	836,264	54,478
Nonresidential	1,581,818	1,581,818	—	1,609,744	61,141

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

A summary of TDRs at December 31, 2020 and 2019 are as follows:

December 31, 2020	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$90,813	$90,813
Home equity loans and lines of credit	1	35,568	—	35,568

	2	$35,568	$—	$126,381

December 31, 2019	Number of Contracts	Performing	Nonperforming	Total
Home equity loans and lines of credit	1	$40,442	$—	$40,442

The Bank had two TDRs at December 31, 2020 totaling $126,381 and one TDR at December 31, 2019 totaling $40,442. For the year ended December 31, 2020, one TDR was added and was included in nonperforming until such time the borrower performs as agreed for a period of six months. For the year ended December 31, 2019, one TDR was charged-off and we recorded a loss of $49,836 during the year ending December 31, 2019. We recorded a total loss over the life of this TDR of $107,836. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified. There were no TDRs reclassified to nonperforming loans during the year ended December 31, 2020 and 2019. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual.

If loans modified in a TDR subsequently default, the Bank evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

Note 5. Premises and Equipment

Premises and equipment at December 31, 2020 and 2019, were as follows:

	2020	2019
Cost
Land	$619,926	$619,926
Buildings and land improvements	2,741,314	2,713,105
Leasehold improvements	160,469	157,819
Furniture, fixtures, and equipment	884,077	923,541

Total	4,405,786	4,414,391
Less: accumulated depreciation	(2,652,178)	(2,585,725)

	$1,753,608	$1,828,666

Depreciation expense totaled $145,439 and $158,898 for the years ended December 31, 2020 and 2019, respectively.

The Bank has an operating lease for one of its existing branch locations. The lease expires on December 31, 2022 and contains the option to extend for two additional periods of one year. Minimum annual lease payments are as follows:

Year Ending December 31,	Payments
2021	31,906
2022	32,226

$64,132

Total rent expense for leased property totaled $34,782 and $34,664 for the years ended December 31, 2020 and December 31, 2019, respectively.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6. Foreclosed Real Estate

At December 31, 2020 and 2019, the Bank had $775,000 and $845,000, respectively, in foreclosed real estate. The Bank did not dispose of any foreclosed real estate during the years ended December 31, 2020 and 2019.

The following table summarizes changes in foreclosed real estate for the years ended December 31, 2020 and 2019, which are measured on a nonrecurring basis using significant unobservable, Level 3, inputs:

	2020	2019
Balance, beginning of period	$845,000	$865,000
Write-down of foreclosed real estate	(70,000)	(20,000)

Balance, end of period	$775,000	$845,000

At December 31, 2020 and 2019, there were no loans in the process of foreclosure. At December 31, 2020 and 2019, there were no residential real estate properties included in foreclosed real estate.

Note 7. Deposits

Deposits as of December 31, 2020 and 2019 are summarized as follows:

	2020	2019
Noninterest-bearing demand	$32,650,939	$19,780,866
Interest-bearing demand	25,190,673	23,779,145
Money market	10,728,201	10,242,323
Savings	27,376,013	24,295,700
Certificates of deposit	78,834,296	78,342,839

Total deposits	$174,780,122	$156,440,873

Deposit accounts in the Bank are federally insured up to $250,000 per depositor. The aggregate amount of certificates of deposit with balances of $250,000 or more totaled $18,339,134 and $14,113,578 at December 31, 2020 and 2019, respectively.

At December 31, 2020, certificates of deposit and their remaining maturities were as follows:

December 31,
2021	$35,747,543
2022	18,036,154
2023	13,318,627
2024	7,928,988
2025	3,802,984

$78,834,296

Deposit balances of officers and directors totaled $973,464 and $419,857 at December 31, 2020 and 2019, respectively.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8. Borrowings

The Bank has advances outstanding from the FHLB. A schedule of borrowings is as follows:

December 31, 2020			December 31, 2019
Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
$5,000,000	0.95%	03/06/2023	$2,500,000	1.78%	—

The advance at December 31, 2019 was an overnight advance that was repaid in March 2020.

The Bank has an agreement with the FHLB that allows it to obtain advances secured by assets owned by the Bank. Total advances are limited to 25% of the Bank’s total assets. As of December 31, 2020 and 2019, the Bank had total credit availability of approximately $58,700,000 and $55,100,000, respectively, and remaining credit availability of approximately $53,700,000 and $52,600,000, respectively, with FHLB. As of December 31, 2020 and 2019, the Bank pledged a portion of its one-to four-family residential mortgages as collateral. The amount of loans that were deemed eligible to pledge as collateral totaled approximately $43,700,000 and $52,700,000 at December 31, 2020 and 2019, respectively.

The Bank also has a $2,000,000 unsecured federal funds line of credit available with another financial institution, for which no amounts were outstanding as of December 31, 2020 and 2019.

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

ESOP compensation represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. The ESOP compensation expense for the years ended December 31, 2020 and December 31, 2019 was $434,372 and $462,134, respectively.

A summary of ESOP shares is as follows:

	2020	2019
Shares allocated to employees	101,182	67,326
Unearned shares	236,992	270,848

Total ESOP shares	338,174	338,174

Fair value of unearned shares	$3,147,254	$3,824,374

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10. Income Taxes

The income tax provision reflected in the statements of income consisted of the following components for the years ended December 31, 2020 and 2019:

	2020	2019
Income tax expense
Current tax expense
Federal	$442,461	$311,651
State	171,460	61,617

Total current expense	613,921	373,268
Deferred tax (benefit) expense
Federal	(148,334)	(31,896)
State	(46,036)	26,897

Total deferred benefit	(194,370)	(4,999)

Total income tax expense	$419,551	$368,269

A reconciliation of tax computed at the Federal statutory tax rate of 21% to the actual tax expense for the years ended December 31, 2020 and 2019, are as follows:

	2020	2019
Tax at Federal statutory rate	$286,043	$267,956
Tax effect of:
Bank owned life insurance	(23,018)	(25,646)
RSA stock vesting	9,486	—
Nondeductible expenses	2,971	5,012
Stock-based compensation expense	54,054	44,921
State income taxes, net of federal benefit	90,015	76,026

Income tax expense	$419,551	$368,269

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2020 and 2019, are as follows:

	2020	2019
Tax at Federal statutory rate	21.0%	21.0%
Tax effect of:
Bank owned life insurance	(1.7)	(2.0)
RSA stock vesting	0.7
Nondeductible expenses	0.2	0.4
Stock-based compensation expense	4.0	3.5
State income taxes, net of federal benefit	6.6	5.9

Income tax expense	30.8%	28.8%

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 10. Income Taxes (Continued)

The components of the net deferred tax asset at December 31, 2020 and 2019, were as follows:

Deferred income tax assets:	2020	2019
Deferred compensation	$96,640	$88,477
2019 Equity Incentive Plan compensation	126,285	93,920
Nonaccrual interest	2,448	4,932
Capitalized foreclosed asset expenses	338,761	318,856
Fair value of loans held for sale	41,827	—
Allowance for loan losses	523,992	423,536

	1,129,953	929,721

Deferred income tax liabilities:
Unrealized gain on securities	255,070	192,047
Accumulated depreciation	14,267	8,405
Federal Home Loan Bank stock dividends	4,611	4,611

	273,948	205,063

Net deferred income tax asset	$856,005	$724,658

The Company maintains $1,453,708 of its retained earnings as a reserve for loan losses for tax purposes. This amount has not been charged against earnings and is a restriction on retained earnings. If this balance in the reserve account is used for anything but losses on mortgage loans or payment of special assessment taxes, it will be subject to federal income taxes.

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, which provides guidance on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the Company’s financial statements. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the financial statements. No interest and penalties were recorded during the period ended December, 31 2020. Generally, the tax years before 2017 are no longer subject to examination by federal, state or local taxing authorities.

Note 11. Benefit Plans

Deferred Compensation Arrangements

The Bank has deferred compensation agreements with former directors and officers. Under the agreements, participants will be paid deferred compensation funded in part by the proceeds in excess of the cash surrender value of life insurance policies. The Bank recognizes the increase in cash surrender value of the insurance policies as income, which amounted to $107,632 and $114,468 during the years ended December 31, 2020 and 2019, respectively.

The Bank’s index retirement benefit plan was converted to a supplemental retirement plan which pays equal annual installments to the plan participants upon retirement. Participants are entitled to receive their retirement benefits commencing thirty days following their normal retirement date. Amounts accrued and included in other liabilities were $93,375 and $121,044 at December 31, 2020 and 2019, respectively. The liability is intended to be funded by whole life insurance policies owned by the Bank, insuring the directors.

Supplemental Executive Retirement Plan

The Bank has a Supplemental Executive Retirement Plan (“SERP”), which provides supplemental retirement benefits to the Chief Executive Officer of the Bank. The SERP was terminated on September 16, 2020 and provides for a lump sum payment of $263,583 as of October 1, 2021. The amounts accrued and included in other liabilities related to the Plan as of December 31, 2020 and 2019 were $257,820 and $200,483, respectively.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 11. Benefit Plans (Continued)

Total deferred compensation expense recognized during the years ended December 31, 2020 and 2019 was $57,337 and $47,951, respectively.

Defined Contribution Retirement Plan

The Bank established a 401(k) plan covering substantially all of its employees. In order to participate, employees must be 18 years of age and have completed one year of service. As of January 1, 2018, the plan provides for the Company to make contributions which will match employee deferrals on a one-to-one basis up to 3% of an employee’s eligible compensation and an additional of 50% of the next 2% of an employee’s eligible compensation for a total maximum employer contribution of 4%. Participants are 100% vested in their deferrals and employer matching contributions. Additional contributions can be made at the discretion of the Board of Directors based on the Company’s performance. Contributions for the years ended December 31, 2020 and 2019 were $96,347 and $76,147, respectively.

Note 12. Stock Based Compensation

On May 14, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (“2019 Plan”), which was approved at the Annual Meeting of Stockholders. The 2019 Plan allows for up to 169,280 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 423,200 shares to be issued to employees, executive officers or Directors in the form of stock options. At December 31, 2020, there were 169,280 restricted stock awards granted and 423,200 stock option awards granted under the 2019 Plan.

Restricted Stock Award

The specific terms of each restricted stock award are determined by the Compensation Committee at the date of the grant. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of the grant. Participants will vest in their share awards at a rate of 20% per year over a five-year period, beginning one year after the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards will be forfeited.

The 2019 Equity Incentive Plan Trust (“Trust”) has been established to acquire, hold, administer, invest and make distributions from the Trust in accordance with provisions of the 2019 Plan and Trust. The Company contributed sufficient funds to the Trust for the Trust to acquire 169,280 shares of common stock which are held in the Trust subject to the restricted stock award vesting requirements. The 2019 Plan provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the 2019 Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the 2019 Plan.

The following table presents a summary of the activity in the Company’s restricted stock for the years ended December 31, 2020 and 2019:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	161,320	$13.40
Granted	7,960	11.90
Vested	(32,265)	13.40
Forfeited	—	—

Nonvested at December 31, 2020	137,015	$13.31

Fair value of vested shares	$428,479

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12. Stock Based Compensation (Continued)

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	161,320	13.40
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2019	161,320	$13.40

Fair value of vested shares	$—

The following table outlines the vesting schedule of the nonvested restricted stock awards as of December 31, 2020:

Number of Restricted Shares
Year Ending December 31,
2021	32,265
2022	32,265
2023	37,041
2024	33,852
2025	1,592
137,015

The Company recorded compensation expense related to restricted stock awards of $444,016 and $274,801 during the years ended December 31, 2020 and 2019, respectively.    As of December 31, 2020, there was $1,537,595 of total unrecognized compensation expense related to nonvested shares granted under the 2019 Plan. The cost is expected to be recognized over a weighted average period of 3.5 years.

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

The fair value of options granted to date was determined using the following assumptions as of the grant date.

Grant Date	May 14, 2019
Expected Stock Price Volatility	17.08%
Expected Dividend Yield	0.00%
Expected Term (In Years)	7.0
Risk-Free Rate	2.30%
Fair Value of Options Granted	$3.35

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12. Stock Based Compensation (Continued)

Grant Date	May 21, 2020
Expected Stock Price Volatility	23.07%
Expected Dividend Yield	0.00%
Expected Term (In Years)	7.0
Risk-Free Rate	0.68%
Fair Value of Options Granted	$3.07

The following table summarizes the Company’s stock option activity and related information for the years ended December 31, 2020 and 2019:

December 31, 2020	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2020	368,300	$13.40	9.4
Granted	54,900	11.90	9.4
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2020	423,200	$13.21	8.6

Fair value of vested shares	$978,205

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2019	—	$—
Granted	368,300	13.40	9.4
Vested	—		—
Forfeited	—		—

Outstanding at December 31, 2019	368,300	$13.40	9.4

Fair value of vested shares	$—

The Company recorded compensation expense related to stock options of $267,540 and $156,845 during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 there was $977,962 of total unrecognized compensation expense related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted average period of 3.6 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $13.28 at December 31, 2020, the intrinsic value of the stock is currently less than the weighted average price of the option.

Note 13. Stock Repurchases

On May 14, 2019, the Board of Directors authorized the repurchase of up to 169,280 shares of the Company’s outstanding common stock for the Trust in accordance with the 2019 Plan. The repurchase program was equal to the number of restricted stock awards eligible to be granted in the 2019 Plan and 169,280 shares were repurchased during the year ended December 31, 2019.

On December 2, 2019, the Board of Directors authorized a plan to repurchase up to $6,000,000 of the Company’s outstanding common stock. The repurchases were made during a one-year period, in privately negotiated transactions, or in such other manner as would comply with the applicable policy, laws and regulations.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13. Stock Repurchases (Continued)

The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the periods listed.

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

The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the periods listed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans	Maximum Value of Shares That May Yet Be Purchased Under the Plan
August 18 – 31, 2020	19,864	$12.03	$239,063	$3,260,937
September 1 – 30, 2020	51,500	12.04	859,140	2,640,860
October 1 – 31, 2020	1,000	12.30	871,436	2,628,564
November 1 – 30, 2020	5,500	13.04	943,162	2,556,838
December 1 – 31, 2020	17,200	13.21	1,170,446	2,329,554

Note 14. Earnings Per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per share until they are committed to be released. Basic earnings per share excludes dilution and is computed by dividing net income by weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that could occur if stock options were exercised and is computed by dividing net income by the dilutive weighted average number of common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 14. Earnings Per Common Share (Continued)

	Year Ended December 31,
	2020	2019
Net income	$942,557	$907,713

Weighted average common shares outstanding, basic	3,579,966	3,942,698

Weighted average common shares outstanding, dilutive	3,579,966	3,949,443

Earnings per common share, basic and diluted	$0.26	0.23

Note 15. Regulatory Capital Requirements

Information presented for December 31, 2020 and 2019, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under the regulatory accounting practices. The Bank’s capital amounts and classifications are subject to qualitative judgements by regulators about components, risk- weightings and other factors.

Federal bank regulators require the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2020, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. There have been no conditions or events since December 31, 2020 that management believes have changed the Bank’s category.

The actual and required capital amounts and ratios of the Bank as of December 31, 2020 and 2019 were as follows:

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of December 31, 2020:
Common equity tier 1 capital (to risk-weighted assets)	$43,798	28.38%	$6,944	≥4.5%	$10,030	≥6.5%
Total risk-based capital (to risk-weighted assets)	45,570	29.53%	12,345	≥8.0%	15,431	≥10.0%
Tier 1 capital (to risk-weighted assets)	43,798	28.38%	9,259	≥6.0%	12,345	≥8.0%
Tier 1 capital (to average assets)	43,798	18.66%	9,387	≥4.0%	11,734	≥5.0%
As of December 31, 2019:
Common equity tier 1 capital (to risk-weighted assets)	$41,635	27.74%	$6,755	≥4.5%	$9,757	≥6.5%
Total risk-based capital (to risk-weighted assets)	43,054	28.68%	12,008	≥8.0%	15,010	≥10.0%
Tier 1 capital (to risk-weighted assets)	41,635	27.74%	9,006	≥6.0%	12,008	≥8.0%
Tier 1 capital (to average assets)	41,635	19.08%	8,731	≥4.0%	10,913	≥5.0%

The Basel III rules limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier I capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is 2.5% of risk-weighted assets.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 15. Regulatory Capital Requirements (Continued)

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a Bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. A financial institution can elect to be subject to this new definition. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.00%. Pursuant to the CARES Act, the federal banking agencies in April 2020 issued interim final rules to set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. The Bank did not elect to adopt the Community Bank Leverage Ratio.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (Continued)

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and securities dare included within Level 2 of the hierarchy. As of December 31, 2020 and 2019, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2020
Securities available for sale:
U.S. Government Agency and Federal obligations	$—	$2,554,013	$—	$2,554,013
Residential mortgage-backed securities	—	13,989,511	—	13,989,511
December 31, 2019
Securities available for sale:
U.S. Government Agency and Federal obligations	$—	$9,544,342	$—	$9,544,342
Residential mortgage-backed securities	—	26,010,539	—	26,010,539
Municipal securities	—	1,535,710	—	1,535,710

Fair value measurements on a nonrecurring basis

Impaired loans – The Bank measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2020 and 2019 the fair values consisted of loan balances of $223,413 and $2,828,148 that have been written down by $7,598 and $681, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of December 31, 2020 and 2019, the fair value of foreclosed real estate was estimated to be $775,000 and $845,000, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as Level 3.

	Level 1	Level 2	Level 3	Total
December 31, 2020
Impaired loans	$—	$—	$215,815	$215,815
Foreclosed real estate	—	—	775,000	775,000
December 31, 2019
Impaired loans	$—	$—	$2,827,467	$2,827,467
Foreclosed real estate	—	—	845,000	845,000

The following table presents quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at December 31, 2019 and 2018:

	Fair Value	Value Technique(s)	Unobservable Inputs	Range or Rate Used
December 31, 2020
Impaired loans	$215,815	Appraised value	Discount to reflect current market conditions	5.00%
		Discounted cash flows	Discount rates	5.75 - 7.50%
Foreclosed real estate	$775,000	Appraised value	Discount to reflect current market conditions	10.92%
December 31, 2019
Impaired loans	$2,827,467	Appraised value	Discount to reflect current market conditions	5.00 - 10.00%
		Discounted cash flows	Discount rates	7.50%
Foreclosed real estate	845,000	Appraised value	Discount to reflect current market conditions	10.11%

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (Continued)

The remaining financial assets and liabilities are not reported on the balance sheet at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value are as follows:

		Fair Value Measurements at December 31, 2020 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$47,608	$47,608	$—	$—	$47,608
Time deposits in other banks	6,448	—	6,726	—	6,726
Securities available for sale	16,544	—	16,544	—	16,544
Federal Home Loan Bank stock	411	—	411	—	411
Loans held for sale	6,074	—	6,226	—	6,226
Loans, net (1)	148,579	—	—	152,294	152,294
Accrued interest receivable	605	—	605	—	605
Financial liabilities:
Deposits	174,780	—	170,063	—	170,063
Borrowings	5,000		5,199		5,199

		Fair Value Measurements at December 31, 2019 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents	$5,987	$5,987	$—	$—	$5,987
Time deposits in other banks	7,936	—	8,127	—	8,127
Securities available for sale	37,091	—	37,091	—	37,091
Federal Home Loan Bank stock	300	—	300	—	300
Loans held for sale	1,730	—	1,823	—	1,823
Loans, net (1)	158,245	—	—	161,954	161,954
Accrued interest receivable	655	—	655	—	655
Financial liabilities:
Deposits	156,441	—	145,617	—	145,617
Borrowings	2,500	—	2,550	—	2,550

(1)	Carrying amount is net of unearned income and the allowance for loan losses.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of these instruments. The Bank uses the same credit policies for these instruments as it does for on-balance sheet instruments. At December 31, 2020 and 2019, the Bank had in other liabilities $45,000 and $40,000, respectively, of accrued credit losses related to these financial instruments with off-balance sheet risk.

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

Loan commitments representing off-balance sheet risk were as follows:

	December 31,
	2020	2019
Commitments to extend credit
Residential construction	$9,845,921	$11,893,781
Residential real estate	153,000	500,000
Commercial real estate and other construction	2,929,644	2,834,834
Commitments under available lines of credit
Home equity lines of credit	4,619,267	5,301,358
Commercial lines of credit	1,210,001	2,475,839
Consumer lines of credit	330,435	876,623
Letters of credit	467,612	491,432

	$19,555,880	$24,373,867

In the normal course of business, the Bank sells loans in the secondary market. As is customary in such sales, the Bank provides indemnification to the buyer under certain circumstances. This indemnification may include the obligation to repurchase loans or refund fees by the Bank, under certain circumstances. In most cases, repurchases and losses are rare, and no provision is made for losses at the time of the sale. When repurchases and losses are probable and reasonably estimable, a provision is made in the financial statements for such estimated losses. There was no provision for losses from repurchases for December 31, 2020 and 2019.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 18. Condensed Parent Company Only Financial Information

Presented below are the condensed statements of financial condition as of December 31, 2020 and 2019, and related condensed statements of operations and condensed statements of cash flows for CBM Bancorp, Inc. for the years ended December 31, 2020 and 2019:

Condensed Statements of Financial Condition

	December 31, 2020	December 31, 2019
Assets
Cash in bank subsidiary	$6,610,083	$15,034,833
Interest bearing deposits in other banks	79,768	—
ESOP loan receivable	2,369,920	2,708,480
Investment in bank subsidiary	44,470,155	42,140,741
Other assets	32,789	57,454

Total assets	$53,562,715	$59,941,508

Liabilities and Stockholders’ Equity
Liabilities
Other liabilities	$—	$6,132

Total liabilities	—	$6,132

Stockholders’ Equity
Common stock	36,906	42,085
Additional paid in capital	34,735,278	41,210,056
Retained earnings	22,397,154	23,243,847
Unearned common stock held by:
Employee Stock Ownership Plan	(2,369,920)	(2,708,480)
2019 Equity Incentive Plan	(1,908,570)	(2,357,994)
Accumulated other comprehensive income	671,867	505,862

Total stockholders’ equity	53,562,715	59,935,376

Total liabilities and stockholders’ equity	$53,562,715	$59,941,508

Condensed Statements of Operations

	For the Years Ended December 31,
	2020	2019
Interest income
Income on ESOP loan	$142,195	$159,970
Interest on bank deposits	173,611	271,425
Total interest income	315,806	431,395

Non-interest expense
Compensation expense	135,424	—
Professional fees	188,153	233,774
Other operating expenses	99,000	102,388

Total non-interest expense	422,577	336,162

Net (loss) income before tax (benefit) expense	(106,771)	95,233

Income tax (benefit) expense	(31,846)	26,206
(Loss) income before equity in undistributed earnings of Bank	(74,925)	69,027
Equity in undistributed earnings of Bank	1,017,482	838,686

Net income	$942,557	$907,713

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 18. Condensed Parent Company Only Financial Information (Continued)

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$942,557	$907,713
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of Bank	(1,017,482)	(838,686)
Decrease (increase) in other assets	24,666	(47,381)
(Decrease) increase in other liabilities	(6,132)	632

Net cash (used in) provided by operating activities	(56,391)	22,278

Cash flows from investing activities:
Principal collected on ESOP loan	338,560	338,560

Net cash provided by (used in) investing activities	338,560	338,560

Cash flows from financing activities:
Repurchase of common stock for 2019 Equity Incentive Plan	—	(2,357,994)
Repurchase of common stock	(6,837,901)	(332,545)
Cash dividends on common stock	(1,789,250)	—

Net cash used in financing activities	(8,621,151)	(2,690,539)

Net decrease in cash and cash equivalents	(8,344,982)	(2,329,701)
Cash and cash equivalents, beginning balance	15,034,833	17,634,534

Cash and cash equivalents, ending balance	$6,689,851	$15,034,833