Form 10-Q
period 2021-03-31
CBM BANCORP, INC.
filed 2021-05-13
CIK 1742089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act.

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

As of May 12, 2021, the number of shares of common stock outstanding was 3,525,814.

CBM Bancorp, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1	– Consolidated Financial Statements

CBM Bancorp, Inc.

Consolidated Statements of Financial Condition

March 31, 2021 (Unaudited) and December 31, 2020

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Cash and due from banks	$1,291,097	$799,120
Interest-bearing deposits in other banks	49,609,913	46,808,842

Cash and cash equivalents	50,901,010	47,607,962

Time deposits in other banks	7,439,853	6,447,853
Securities available for sale, at fair value	18,913,837	16,543,524
Federal Home Loan Bank stock, at cost	329,900	410,900
Loans held for sale	5,667,293	6,073,782
Loans, net of unearned fees	148,948,159	150,305,998
Allowance for loan losses	(1,727,216)	(1,727,216)

Net loans	147,220,943	148,578,782
Accrued interest receivable	619,887	605,333
Bank-owned life insurance	4,849,359	4,831,457
Premises and equipment, net	1,722,285	1,753,608
Foreclosed real estate	775,000	775,000
Deferred income taxes	934,739	856,005
Prepaid expenses and other assets	444,768	319,397

Total assets	$239,818,874	$234,803,603

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$35,946,401	$32,650,939
Interest-bearing deposits	147,042,304	142,129,183

Total deposits	182,988,705	174,780,122
Advances by borrowers for taxes and insurance	778,425	431,089
Federal Home Loan Bank advances	5,000,000	5,000,000
Accounts payable and other liabilities	1,157,278	1,029,677

Total liabilities	189,924,408	181,240,888

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 24,000,000 shares; issued and outstanding 3,527,033 shares at March 31, 2021 and 3,690,633 shares at December 31, 2020	35,270	36,906
Additional paid in capital	32,638,358	34,735,278
Retained earnings	20,851,351	22,397,154
Unearned common stock held by:
Employee Stock Ownership Plan	(2,285,280)	(2,369,920)
2019 Equity Incentive Plan	(1,908,570)	(1,908,570)
Accumulated other comprehensive income	563,337	671,867

Total stockholders’ equity	49,894,466	53,562,715

Total liabilities and stockholders’ equity	$239,818,874	$234,803,603

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2021 and 2020

	For the Three Months Ended
	March 31,
	2021	2020
Interest and dividend income
Interest and fees on loans	$1,785,688	$1,965,446
Interest and dividends on investments	173,093	318,404

Total interest and dividend income	1,958,781	2,283,850

Interest expense
Interest on deposits	313,390	369,363
Interest on borrowings	11,813	16,133

Total interest expense	325,203	385,496

Net interest income	1,633,578	1,898,354
Provision for loan losses	—	175,000

Net interest income after provision for loan losses	1,633,578	1,723,354

Non-interest income
Service fees on deposit accounts	28,510	35,881
Income from bank-owned life insurance	17,902	18,574
Gain on sale of loans held for sale	302,170	114,650
Gain on sale of investment securities	—	46,551
Other non-interest income	30,965	29,324

Total non-interest income	379,547	244,980

Non-interest expense
Salaries, director fees and employee benefits	1,217,894	1,138,703
Premises and equipment	117,417	104,479
Data processing	148,137	141,141
Professional fees	94,481	115,317
FDIC premiums and regulatory assessments	29,490	16,587
Marketing	24,516	16,964
Other operating expenses	190,900	180,449

Total non-interest expense	1,822,835	1,713,640

Income before income taxes	190,290	254,694
Income tax expense	68,573	80,931

Net income	$121,717	$173,763

Earnings per common share
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended March 31, 2021 and 2020

	For the Three Months Ended
	March 31,
	2021	2020
Net income	$121,717	$173,763
Other comprehensive income
Unrealized (loss) gain on investment securities available for sale	(149,733)	590,372
Reclassification adjustment for realized gain on investment securities available for sale included in net income	—	(46,551)

Total unrealized (loss) gain on investment securities available for sale	(149,733)	543,821
Income tax benefit (expense) relating to investment securities available for sale	41,203	(149,646)

Other comprehensive (loss) income	(108,530)	394,175

Total comprehensive income	$13,187	$567,938

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2021 and 2020

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned RRP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2020	$42,085	$41,210,056	$23,243,847	$(2,708,480)	$(2,357,994)	$505,862	$59,935,376
Net income	—	—	173,763	—	—	—	173,763
Other comprehensive income	—	—	—	—	—	394,175	394,175
ESOP shares committed to be released	—	27,931	—	84,640	—	—	112,571
Stock based compensation	—	168,847	—	—	—	—	168,847
Repurchase of common stock	(3,468)	(4,753,551)	—	—	—	—	(4,757,019)

Balance, March 31, 2020	$38,617	$36,653,283	$23,417,610	$(2,623,840)	$(2,357,994)	$900,037	$56,027,713

Balance, January 1, 2021	$36,906	$34,735,278	$22,397,154	$(2,369,920)	$(1,908,570)	$671,867	$53,562,715
Net income	—	—	121,717	—	—	—	121,717
Other comprehensive loss	—	—	—	—	—	(108,530)	(108,530)
Cash dividends $0.50 per share	—	—	(1,667,520)	—	—	—	(1,667,520)
ESOP shares committed to be released	—	33,473	—	84,640	—	—	118,113
Stock based compensation	—	180,217	—	—	—	—	180,217
Repurchase of common stock	(1,636)	(2,310,610)	—	—	—	—	(2,312,246)

Balance March 31, 2021	$35,270	$32,638,358	$20,851,351	$(2,285,280)	$(1,908,570)	$563,337	$49,894,466

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2021 and 2020

	For the Three Months
	Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$121,717	$173,763
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of securities	12,580	4,788
Gain on sale of loans held for sale	(302,170)	(114,650)
Originations of loans held for sale	(10,328,739)	(5,210,152)
Proceeds from sales of loans held for sale	11,037,398	4,415,357
Gain on sale of available for sale securities	—	(46,551)
Amortization of deferred loan origination costs, net of fees	(147,995)	(56,248)
Provision for loan losses	—	175,000
Increase in accrued interest receivable	(14,554)	(42,262)
Increase in cash surrender value of life insurance	(17,902)	(18,574)
Depreciation and amortization	36,923	36,686
ESOP compensation expense	118,113	112,571
Stock based compensation expense	180,217	168,847
Deferred income tax benefit	(37,531)	(78,809)
Increase in prepaid expenses and other assets	(125,371)	(70,362)
Increase in accounts payable and other liabilities	127,601	101,563

Net cash provided by (used in) operating activities	660,287	(449,033)

Cash flows from investing activities:
Net (purchases) maturities of time deposits in other banks	(992,000)	496,000
Purchases of available for sale securities	(3,996,418)	—
Proceeds from maturities, payments and calls of available for sale securities	1,463,792	3,431,232
Proceeds from sales of available for sale securities	—	1,565,737
Redemption (purchases) of Federal Home Loan Bank stock	81,000	(429,300)
Net decrease (increase) in loans	1,505,834	(4,164,753)
Purchases of premises and equipment	(5,600)	(1,993)

Net cash (used in) provided by investing activities	(1,943,392)	896,923

Cash flows from financing activities:
Net increase in deposits	8,208,583	1,500,277
Net increase in advances by borrowers	347,336	386,640
Net increase in FHLB advances	—	10,000,000
Repurchase common stock	(2,312,246)	(4,757,019)
Cash dividends on common stock	(1,667,520)	—

Net cash provided by financing activities	4,576,153	7,129,898

Net increase in cash and cash equivalents	3,293,048	7,577,788
Cash and cash equivalents, beginning balance	47,607,962	5,987,121

Cash and cash equivalents, ending balance	$50,901,010	$13,564,909

Supplemental disclosure of cash flows information:
Cash paid for interest	$324,598	$385,928
Cash paid for income taxes	—	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period. For further information, refer to the Bank’s annual audited consolidated financial statements and related notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K dated March 26, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of CBM Bancorp, Inc. and the Bank, its wholly owned subsidiary. Material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost.

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

Federal Home Loan Bank Stock

Federal Home Loan Bank of Atlanta (“FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of U.S. GAAP related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock represents the required investment in the common stock of the FHLB according to a predetermined formula. FHLB stock can be sold back at par value of $100 per share and only to the FHLB or another member institution.

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

The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered derivatives. The time period between the issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 90 days. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that they buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The fair value of the rate lock commitments was considered immaterial at March 31, 2021 and December 31, 2020 and an adjustment was not recorded. Loans held for sale that are not ultimately sold, but instead are placed into the Bank’s portfolio, are reclassified as loans held for investment and recorded at fair value.

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

Bank-Owned Life Insurance

The Bank maintains bank-owned life insurance (“BOLI”) policies on certain present and former directors. These policies are split-dollar or director insurance policies. Under the split-dollar insurance policies, the Bank pays the premiums and upon the death of the insured, the Bank will receive an amount equal to the premiums paid on the policy from the policy date to the date of death. Any remaining proceeds will be paid to the beneficiary. If the policy is surrendered before the date of death, the Bank will receive the lesser of the cash surrender value or the sum of the premiums paid on the policy from the policy date to the date of surrender. Under the director insurance policies, the Bank receives the cash surrender value if the policy is surrendered or receives all benefits payable upon the death of the insured. As of March 31, 2021, and December 31, 2020, $122,615 and $121,388, respectively, was included in other liabilities related to the split-dollar insurance policies.

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

Concentrations of Credit Risk

The Bank did not have any deposits in other financial institutions in excess of amounts insured by the FDIC, as of March 31, 2021 and December 31, 2020. The Bank also maintains accounts with brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation.

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

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU provides certain targeted improvements to align lessor accounting with the lessee accounting model. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. As the Company will take advantage of the extended transition period for complying with new or revised accounting standards assuming we remain a smaller reporting company, we will adopt the amendments in this update beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies (Continued)

ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Bank to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Entities will apply the standard’s provisions as a cumulative-effect (i.e., modified retrospective approach). The Company has begun to gather loan information and consider acceptable methodologies to comply with this ASU. The Company’s initial evaluation indicates that the provisions of this ASU are expected to impact its consolidated financial statements, in particular the level of reserve for loan losses and is continuing to evaluate and assess the impact of the adoption of this ASU on its consolidated financial statements. On October 16, 2019, the FASB approved to delay the effective date for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. As the Company will take advantage of the extended transition period for complying with new or revised accounting standards assuming we remain a smaller reporting company, we will adopt the amendments in this update beginning after December 15, 2022, including interim periods within those fiscal years.

Note 2. Securities

The amortized cost and estimated fair value of securities classified as available for sale at March 31, 2021 and December 31, 2020, are as follows:

	March 31, 2021
		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair Value

Securities Available for Sale
U.S. Government and Federal Agency obligations	$5,492,878	$41,250	$(25,495)	$5,508,633
Residential mortgage-backed securities	12,643,755	766,914	(5,465)	13,405,204

	$18,136,633	$808,164	$(30,960)	$18,913,837

	December 31, 2020
		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair Value

Securities Available for Sale
U.S. Government and Federal Agency obligations	$2,499,671	$54,342	$—	$2,554,013
Residential mortgage-backed securities	13,116,916	872,595	—	13,989,511

	$15,616,587	$926,937	$—	$16,543,524

There were no sales of investment securities for the three months ended March 31, 2021. Proceeds from the sale of available for sale municipal securities totaled $1,565,737, realizing gross gains of $46,551 for the three months ended March 31, 2020.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 2. Securities (Continued)

The amortized cost and estimated fair value of securities as of March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,999,901	$2,033,406
Due after one year through five years	3,492,977	3,475,227
Mortgage-backed, in monthly installments	12,643,755	13,405,204

	$18,136,633	$18,913,837

Securities with gross unrealized losses at March 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	March 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
U.S. Government and Federal Agency obligations	$2,967,649	$(25,495)	$—	$—	$2,967,649	$(25,495)
Residential mortgage-backed securities	1,042,983	(5,465)	—	—	1,042,983	(5,465)

	$4,010,632	$(30,960)	$—	$—	$4,010,632	$(30,960)

At March 31, 2021, the Bank held six investments with gross unrealized losses totaling $30,960. At December 31, 2020, the Bank held no investments with gross unrealized losses. The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security.

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

There were no securities pledged as of March 31, 2021 and December 31, 2020.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3. Loans

The Bank currently manages its credit products and respective exposure to credit losses by the following specific loan portfolio segments:

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

•

Commercial loans – Commercial loans are made to provide funds for equipment and general corporate needs. Repayment of the loan primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or finance a percentage of eligible receivables and inventory, as well as PPP loans

•

Consumer loans – This category of loans includes primarily installment loans, personal lines of credit. Consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.

The Bank makes loans to customers primarily in the Baltimore Metropolitan Area and its surrounding counties. The principal loan portfolio segment balances at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
Real estate loans
One-to four-family	$59,653,409	$62,117,559
Home equity loans and lines of credit	4,746,179	6,894,632
Construction and land development	11,280,061	10,804,315
Nonresidential	59,815,640	60,209,896

Total real estate loans	135,495,289	140,026,402

Other loans
Commercial	13,284,697	10,197,884
Consumer	294,075	336,507

Total other loans	13,578,772	10,534,391

Total loans	149,074,061	150,560,793
Net deferred loan origination fees and costs	(125,902)	(254,795)
Allowance for loan losses	(1,727,216)	(1,727,216)

Total loans, net	$147,220,943	$148,578,782

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the balance sheet. Overdrafts were $677 and $1,739 at March 31, 2021 and December 31, 2020, respectively.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 3. Loans (Continued)

Paycheck Protection Program

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified lender, we were automatically authorized to originate PPP loans. In early April 2020, the Company began accepting and processing applications for PPP loans. During the year ended December 31, 2020 we processed 101 PPP loans in the amount of $8,563,898. During the three months ended March 31, 2021, we processed an additional 75 PPP loans in the amount of $4,784,978. As of March 31, 2021, borrowers applied for and received forgiveness on these PPP loans in the amount of $5,926,973.

We recorded fee income during the three months ended March 31, 2021 in the amount of $81,723. As of March 31, 2021, our outstanding PPP loan balances are $7,421,903, with deferred fees relating to those loans in the amount of $267,425. As of December 31, 2020, our outstanding PPP loan balances were $4,479,894.

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

The following tables summarize the activity in the allowance for losses for the three months ended March 31, 2021 and 2020 the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of March 31, 2021 and 2020.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of March 31, 2021
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Total
Allowance for loans losses:
Beginning Balance – January 1, 2021	$339,817	$64,350	$206,362	$1,043,596	$68,380	$4,711	$1,727,216
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision	(21,866)	(19,877)	11,343	22,103	8,803	(506)	—

Ending Balance – March 31, 2021	$317,951	$44,473	$217,705	$1,065,699	$77,183	$4,205	$1,727,216

Ending balance: individually evaluated for impairment	$7,336	$844	$—	$—	$—	$—	$8,180

Ending balance: collectively evaluated for impairment	$310,615	$43,629	$217,705	$1,065,699	$77,183	$4,205	$1,719,036

Loans:
Ending balance	$59,653,409	$4,746,179	$11,280,061	$59,815,640	$13,284,697	$294,075	$149,074,061

Ending balance: individually evaluated for impairment	$322,566	$54,894	$—	$—	$—	$—	$377,460

Ending balance: collectively evaluated for impairment	$59,330,843	$4,691,285	$11,280,061	$59,815,640	$13,284,697	$294,075	$148,696,601

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of the loan portfolio quality indicators by loan class recorded investment as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate loans:
One-to four-family	$59,191,191	$139,652	$322,566	$—	$59,653,409
Home equity loans and lines of credit	4,725,558	—	20,621	—	4,746,179
Construction and land development	11,280,061	—	—	—	11,280,061
Nonresidential	58,526,225	1,289,415	—	—	59,815,640
Other loans:
Commercial	13,284,697	—	—	—	13,284,697
Consumer	294,075	—	—	—	294,075

Total loans	$147,301,807	$1,429,067	$343,187	$—	$149,074,061

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate loans:
One-to four-family	$61,657,131	$272,583	$187,845	$—	$62,117,559
Home equity loans and lines of credit	6,874,011	20,621	—	—	6,894,632
Construction and land development	10,804,315	—	—	—	10,804,315
Nonresidential	58,831,855	1,378,041	—	—	60,209,896
Other loans:
Commercial	10,197,884	—	—	—	10,197,884
Consumer	336,507	—	—	—	336,507

Total loans	$148,701,703	$1,671,245	$187,845	$—	$150,560,793

The following table sets forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$—	$—	$232,477	$232,477	$59,420,932	$59,653,409	$—	$322,566
Home equity loans and lines of credit	—	—	20,621	20,621	4,725,558	4,746,179	—	20,621
Construction and land development	—	—	—	—	11,280,061	11,280,061	—	—
Nonresidential	—	—	—	—	59,815,640	59,815,640	—	—
Other loans:
Commercial	—	—	—	—	13,284,697	13,284,697	—	—
Consumer	—	—	—	—	294,075	294,075	—	—

Total loans	$—	$—	$253,098	$253,098	$148,820,963	$149,074,061	$—	$343,187

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

At March 31, 2021 and December 31, 2020 there were no loans 90 days past due and still accruing interest. At March 31, 2021, the Bank had five loans on non-accrual status with foregone interest in the amount of $8,280. At December 31, 2020, the Bank had three loans on non-accrual status with foregone interest in the amount of $8,895.

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

The following table is a summary of impaired loans for the three months ended March 31, 2021 and 2020 and the year ended and December 31, 2020:

				Three Months Ended
	Impaired Loans at March 31, 2021			March 31, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to four-family	$232,477	$236,257	$—	$232,477	$—
Home equity loans and lines of credit	20,621	20,621	—	20,621	—
With an allowance recorded:
One-to four-family	$90,089	$90,089	$7,336	$90,451	$1,019
Home equity loans and lines of credit	34,273	34,273	844	34,921	486
Total
One-to four-family	$322,566	$326,346	$7,336	$322,928	$1,019
Home equity loans and lines of credit	54,894	54,894	844	55,541	486

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

	December 31, 2020
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

Impaired loans also include certain loans that have been modified in a TDR to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally, nonaccrual loans that are modified and are considered TDRs are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. A summary of TDRs at March 31, 2021 and December 31, 2020 are as follows:

March 31, 2021	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$90,089	$90,089
Home equity loans and lines of credit	1	34,273	—	34,273

	2	$34,273	$90,089	$124,362

December 31, 2020	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$90,813	$90,813
Home equity loans and lines of credit	1	35,568	—	35,568

	2	$35,568	$90,813	$126,381

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The Bank had two TDRs at March 31, 2021 totaling $124,362 and two TDRs at December 31, 2020 totaling $126,381.    The Bank has no commitments to loan additional funds to borrowers whose loans have been modified. There were no nonperforming TDRs reclassified to nonperforming loans during the three months ended March 31, 2021 and 2020. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. If loans modified in a TDR subsequently default, the Bank evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

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

During the year ended December 31, 2020, the Bank received and approved requests to modify 61 loans with total balances of approximately $26,100,000 due to the effects of COVID-19. The Bank’s modifications primarily consisted of interest only payments with the deferral of principal for up to six months, dependent on the borrower and the borrower’s financial situation. All the borrowers whose loans were modified during the year ended December 31, 2020 due to the effects of COVID-19, complied with their loan modification agreements. As of March 31, 2021, three of the loans continued to receive COVID-19 modification relief. During the three months ended March 31, 2021, the Bank received and approved eight additional modification requests with total balances of approximately $2,500,000. In general, the Bank does not classify such modified loans as nonperforming and continues to accrue and recognize interest income during the forbearance period.

The breakdown of the loan modifications due to the effects of COVID-19 outstanding as of March 31, 2021 is as follows:

	Number of loans	Balance
One-to four-family	3	$1,069,699
Home equity loans and lines of credit	2	220,170
Nonresidential	5	2,499,825
Commercial	1	38,045

Total loans	11	$3,827,739

Note 5. Foreclosed Real Estate

The activity in foreclosed real estate for the three months ended March 31, 2021 and 2020 is presented below. There were no residential real estate loans in foreclosed real estate and there were no residential loans in the process of foreclosure as of March 31, 2021. The Bank did not dispose of any foreclosed real estate during the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$775,000	$845,000
Write-down of foreclosed real estate	—	—

Balance, end of period	$775,000	$845,000

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 6. Deposits

Deposits are summarized as follows:

	March 31, 2021	December 31, 2020
Noninterest-bearing demand	$35,946,401	$32,650,939
Interest-bearing demand	26,757,960	25,190,673
Money market	10,899,028	10,728,201
Savings	30,767,475	27,376,013
Certificates of deposit	78,617,841	78,834,296

Total deposits	$182,988,705	$174,780,122

Deposit accounts in the Bank are federally insured up to $250,000 per depositor. The aggregate amount of certificates of deposit with balances of $250,000 or more totaled $18,480,196 and $18,339,134 at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 certificates of deposit and their remaining maturities were as follows:

Maturities as of
March 31,
2022	$34,726,319
2023	18,934,675
2024	13,245,039
2025	9,643,818
2026	2,067,990

$78,617,841

Deposit balances of officers and directors totaled $1,095,192 and $973,464 at March 31, 2021 and December 31, 2020, respectively.

Note 7. Borrowings

The Bank has advances outstanding from the FHLB. A schedule of borrowings is as follows:

March 31, 2021			December 31, 2020
Advance Amount	Rate	Maturity Date	Advance Amount	Rate	Maturity Date
$5,000,000	0.95%	03/06/2023	$5,000,000	0.95%	03/06/2023

The Bank has an agreement with the FHLB that allows it to obtain advances secured by assets owned by the Bank. Total advances are limited to 25% of the Bank’s total assets. As of March 31, 2021 and December 31, 2020, the Bank had credit availability of $59,900,000 and $58,700,000, respectively, and remaining credit availability of approximately $54,900,000 and $53,700,000, respectively, with the FHLB. As of March 31, 2021 and December 31, 2020, the Bank pledged a portion of its one-to four-family residential mortgages as collateral for its advance. The amount of loans that were deemed eligible to pledge as collateral totaled approximately $42,900,000 and $43,700,000 at March 31, 2021 and December 31, 2020, respectively.

The Bank also has a $2,000,000 unsecured federal funds line of credit available with another financial institution, for which no amounts were outstanding as of March 31, 2021 and December 31, 2020.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 8. Employee Stock Ownership Plan

In connection with the Bank’s mutual to stock conversion in September 2018, the Bank established the Chesapeake Bank of Maryland ESOP for all eligible employees. The Bank intends to make annual contributions to the ESOP that at a minimum will permit the ESOP to repay the principal and interest due on the ESOP debt. However, the Bank may prepay the principal of the note, partially or in full and without penalty or premium at any time and from time to time without prior notice to the holder. Any dividends declared on Company common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. As the ESOP loan is repaid, shares of Company common stock pledged as collateral for the loan are released from the loan suspense account for allocation to ESOP participants on the basis of each active participant’s proportional share of compensation.

Participants vest 100% in their ESOP allocations after three years of service. In connection with the implementation of the ESOP, participants were given credit for past service with the Bank for vesting purposes. Participants will become fully vested upon age 65, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service. The ESOP reallocates any unvested shares of common stock forfeited upon termination of employment among the remaining plan participants.

The ESOP compensation expense for the three months ended March 31, 2021 and 2020 was $118,113 and $112,571, respectively. This amount represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings, and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. At March 31, 2021, there were 236,992 shares not yet released having an aggregate market value of approximately $3,322,628.

Note 9. Stock Based Compensation

On May 14, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (“2019 Plan”), which was approved at the Annual Meeting of Stockholders. The 2019 Plan allows for up to 169,280 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 423,200 shares to be issued to employees, executive officers or Directors in the form of stock options. At March 31, 2021, there were 169,280 restricted stock awards granted and 423,200 stock option awards granted under the 2019 Plan.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9. Stock Based Compensation (Continued)

The following table presents a summary of the activity in the Company’s restricted stock for the three month period ended March 31, 2021:

March 31, 2021	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	137,015	$13.31
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2021	137,015	$13.31

Fair value of vested shares	$452,355

The following table outlines the vesting schedule of the nonvested restricted stock awards as of March 31, 2021:

Year Ending December 31,	Number of Restricted Shares
2021	32,265
2022	32,265
2023	37,041
2024	33,852
2025	1,592

137,015

The Company recorded compensation expense related to restricted stock awards of $111,060 and $107,494 during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $1,426,320 of total unrecognized compensation expense related to nonvested shares granted under the 2019 Plan. The cost is expected to be recognized over a weighted average period of 3.2 years.

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

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 9. Stock Based Compensation (Continued)

The following table summarizes the Company’s stock option activity and related information for the three month period ended March 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2021	423,200	$13.21	8.6
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2021	423,200	$13.21	8.3

Fair value of vested shares	$1,032,713

The Company recorded compensation expense related to stock options of $69,157 and $61,353 during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $908,805 of total unrecognized compensation expense related to nonvested stock options granted under the 2019 Plan. The cost is expected to be recognized over a weighted average period of 3.3 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $14.02 at March 31, 2021, the options outstanding had an intrinsic value of $344,734.

Note 10. Common Stock

On December 2, 2019, the Board of Directors authorized a plan to repurchase up to $6,000,000 of the Company’s outstanding common stock. The repurchases were made during a one-year period, in privately negotiated transactions, or in such other manner as would comply with the applicable policy, laws and regulations.

On August 18, 2020, upon completion of the previous repurchase plan which commenced on December 31, 2019, the Board of Directors authorized a plan to repurchase up to an additional $3,500,000 of the Company’s outstanding common stock. The repurchases will be made during a one-year period on the open market, in privately negotiated transactions, or in such other manner as will comply with applicable policy, laws and regulations.

The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the periods listed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans	Maximum Value of Shares That May Yet Be Purchased Under the Plan
August 18 – 31, 2020	19,864	$12.03	$239,063	$3,260,937
September 1 – 30, 2020	51,500	12.04	859,140	2,640,860
October 1 – 31, 2020	1,000	12.30	871,436	2,628,564
November 1 – 30, 2020	5,500	13.04	943,162	2,556,838
December 1 – 31, 2020	17,200	13.21	1,170,446	2,329,554
January 1 – 31, 2021	8,700	14.00	1,292,223	2,207,777
February 1 – 28, 2021	109,900	14.14	2,846,387	653,613
March 1 – 31, 2021	45,000	14.14	3,482,693	17,307

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

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net income	$121,717	$173,763

Weighted average common shares outstanding - basic	3,397,308	3,804,938

Weighted average common shares outstanding - dilutive	3,424,159	3,804,938

Earnings per common share, basic and diluted	$0.04	$0.05

Note 12. Regulatory Capital Requirements

Information presented for March 31, 2021 and December 31, 2020, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under the regulatory accounting practices. The Bank’s capital amounts and classifications are subject to qualitative judgements by regulators about components, risk- weightings and other factors.

Federal bank regulators require that the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2021, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. There have been no conditions or events since March 31, 2021 that management believes have changed the Bank’s category.

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 12. Regulatory Capital Requirements (Continued)

The actual and required capital amounts and ratios of the Bank as of March 31, 2021 and December 31, 2020 were as follows (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2021:
Common equity tier 1 capital (to risk-weighted assets)	$44,769	28.80%	$6,908	>4.5%	$9,979	>6.50%
Total risk-based capital (to risk-weighted assets)	45,978	29.95%	12,281	>8.0%	15,352	>10.0%
Tier 1 capital (to risk-weighted assets)	44,769	28.80%	9,211	>6.0%	12,281	>8.0%
Tier 1 capital (to average assets)	44,769	18.62%	9,497	>4.0%	11,871	>5.0%
As of December 31, 2020:
Common equity tier 1 capital (to risk-weighted assets)	$43,798	28.38%	$6,944	>4.5%	$10,030	>6.50%
Total risk-based capital (to risk-weighted assets)	45,570	29.53%	12,345	>8.0%	15,431	>10.0%
Tier 1 capital (to risk-weighted assets)	43,798	28.38%	9,259	>6.0%	12,345	>8.0%
Tier 1 capital (to average assets)	43,798	18.66%	9,387	>4.0%	11,734	>5.0%

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

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or model-based valuation techniques in which all significant inputs are observable in the market for the asset or liability, for substantially the full term of the financial instrument.

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

As of March 31, 2021 and December 31, 2020 the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3	Total
March 31, 2021
Securities available for sale:
U.S. Government Agency and Federal Obligations	$—	$5,508,633	$—	$5,508,633
Residential mortgage-backed securities		13,405,204	—	13,405,204
December 31, 2020
Securities available for sale:
U.S. Government Agency and Federal Obligations	$—	$2,554,013	$—	$2,554,013
Residential mortgage-backed securities		13,989,511	—	13,989,511

Fair value measurements on a nonrecurring basis

Impaired loans – The Bank measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2021 and December 31, 2020 the fair values consisted of loan balances of $377,460 and $223,413, respectively, that have been written down by $8,180 and $7,598, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of March 31, 2021 and December 31, 2020, the fair value of foreclosed real estate was estimated to be $775,000. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as Level 3.

	Level 1	Level 2	Level 3	Total
March 31, 2021
Impaired loans	$—	$—	$369,280	$369,280
Foreclosed real estate	—	—	775,000	775,000
December 31, 2020
Impaired loans	$—	$—	$215,815	$215,815
Foreclosed real estate	—	—	775,000	775,000

CBM Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 13. Fair Value Measurements (Continued)

The following table presents quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020:

	Fair Value	Value Technique(s)	Unobservable Inputs	Range or Rate Used
March 31, 2021
Impaired loans	$369,280	Appraised value	Discount to reflect current market conditions	5.00%
		Discounted cash flows	Discount rates	5.75-7.50%
Foreclosed real estate	$775,000	Appraised value	Discount to reflect current market conditions	10.92%
December 31, 2020
Impaired loans	$215,815	Appraised value	Discount to reflect current market conditions	5.00%
		Discounted cash flows	Discount rates	5.75-7.50%
Foreclosed real estate	$775,000	Appraised value	Discount to reflect current market conditions	10.92%

The remaining financial assets and liabilities are not reported on the balance sheet at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value are as follows:

		Fair Value Measurements at March 31, 2021 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$50,901	$50,901	$—	$—	$50,901
Time deposits in other banks	7,440	—	7,667	—	7,667
Securities available for sale	18,914	—	18,914	—	18,914
Federal Home Loan Bank stock	330	—	330	—	330
Loans held for sale	5,667	—	5,860	—	5,860
Loans, net (1)	147,221	—	—	152,220	152,220
Accrued interest receivable	620	—	620	—	620
Financial liabilities:
Deposits	182,989	—	181,135	—	181,135
Borrowings	5,000	—	5,201	—	5,201

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Overview

Management’s discussion and analysis of financial condition at March 31, 2021and December 31, 2020 and results of operations for the three months ended March 31, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item1, of this quarterly report on Form 10-Q.

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

General

Chesapeake Bank of Maryland

Our business operations are conducted through Chesapeake Bank of Maryland, a federally chartered stock savings association headquartered in Baltimore County, Maryland. Prior to 1998 and the creation of a mutual holding company structure, Chesapeake Bank of Maryland and its predecessors had operated as thrift institutions since 1913. Chesapeake Bank of Maryland conducts business out of its main office located in Baltimore County, Maryland, and out of three branch offices located in Arbutus, Maryland, Bel Air, Maryland, and Pasadena, Maryland.

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

The COVID-19 pandemic has created, and may continue to create, significant disruptions of the United States and global economies and financial markets. Governments, businesses, and the public have taken and will continue to take actions to contain the spread of COVID-19 and mitigate its effects, including quarantines, travel bans, “stay at home” orders, physical distancing, cancellation of events and travel, closures of businesses and schools, unprecedented levels of fiscal stimulus, and legislation intended to provide monetary aid and other relief. The scope, duration, and ultimate adverse effect of COVID-19 continue to evolve and cannot be known at this time. COVID-19 and related efforts to contain it have disrupted economic activity and the functioning of financial markets, impacted interest rates, and created financial uncertainty.

The United States government has attempted to mitigate some of the most severe anticipated economic effects of the virus. Enactment of the CARES Act, the distribution of vaccinations and monetary assistance in various forms are intended to help contain spread of the virus and its economic impact. However, there can be no assurance that these actions will be effective, and the lasting impacts cannot be calculated.

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

In response to the COVID-19 pandemic, we provided payment relief to qualified commercial and mortgage/consumer loans customers. As of March 31, 2021, the majority of the loans granted modifications/deferrals had returned to their original payment plans without a significant impact on payment delinquencies. For additional information, see Note 4 of Notes to Consolidated Financial Statements.

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

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets. Total assets increased $5.0 million, or 2.13%, to $239.8 million at March 31, 2021 from $234.8 million at December 31, 2020. The increase in total assets was primarily due to an increase in our balances being held in interest bearing deposits in other banks, including time deposits in other banks, an increase in investment securities offset by a decrease in loans, as discussed in more detail below.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.3 million, or 6.93%, to $50.9 million at March 31, 2021 from $47.6 million at December 31, 2020. The increase cash and cash equivalents was primarily the result of the increase in our overall deposits.

Time Deposits in Other Banks. Time deposits in other banks increased by $1.0 million, or 6.93%, to $7.4 million at March 31, 2021 from $6.4 million at December 31, 2020. This increase was due to an additional investment in time deposits in other banks.

Investment Securities. Investment securities increased $2.4 million, or 14.55%, to $18.9 million at March 31, 2021 from $16.5 million at December 31, 2020. The increase was due to the purchase of investment securities of $4.0 million offset by principal repayments of $1.5 million. At March 31, 2021 all of our investment securities are classified as available for sale.

Net Loans. Net loans decreased $1.4 million, or 0.94%, to $147.2 million at March 31, 2021 from $148.6 million at December 31, 2020. One-to four-family residential real estate loans decreased $2.4 million, or 3.86%, to $59.7 million at March 31, 2021 from $62.1 million at December 31, 2020 as higher yielding loans were repaid and refinanced due to the current rate environment for residential loans. Our home equity loans and lines of credit decreased $2.2 million, or 31.88%, to $4.7 million at March 31, 2021 from $6.9 million at December 31, 2020 due to the payoff and reduction in outstanding balances for several of the larger home equity loans and lines credit loans in the portfolio. Our construction and land development loans increased $476,000, or 4.41%, to $11.3 million at March 31, 2021 from $10.8 million at December 31, 2020. Our nonresidential loans decreased $394,000, or 0.66%, to $59.8 million at March 31, 2021 from $60.2 million at December 31, 2020. Our commercial loans increased $3.1 million, or 30.39%, to $13.3 million at March 31, 2021 from $10.2 million at December 31, 2020 due to the origination of $4.8 million in PPP loans. Our consumer loans remained relatively the same at March 31, 2021 compared to December 31, 2020.

Bank-owned Life Insurance. We invest in BOLI to provide us with a funding source for our benefit plan obligations. BOLI also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in BOLI to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At March 31, 2021 and December 31, 2020, the aggregate cash surrender value of these policies was $4.9 million and $4.8 million, respectively.

Deposits. Deposits increased $8.2 million, or 4.69%, to $183.0 million at March 31, 2021 from $174.8 million at December 31, 2020. Our non-interest-bearing demand deposits increased $3.2 million, or 9.79%, to $35.9 million at March 31, 2021 from $32.7 million at December 31, 2020. Our interest-bearing demand deposits increased $1.6 million, or 6.35%, to $26.8 million at March 31, 2021 from $25.2 million at December 31, 2020. Our savings accounts increased $3.4 million, or 12.41%, to $30.8 million at March 31, 2021 from $27.4 million at December 31, 2020. Our money market accounts and certificates of deposit remained relatively the same at March 31, 2021 compared to December 31, 2020.

Total Stockholders’ Equity. Total stockholders’ equity decreased by $3.7 million to $49.9 million at March 31, 2021 from $53.6 million at December 31, 2020. Earnings of $122,000, and an increase of $298,000 in additional paid in capital for the recording of stock-based compensation relating to the ESOP and the 2019 Plan were offset by a decrease of $109,000 in other comprehensive income related to interest fluctuations on the Company’s available for sale securities, a special cash dividend of $1.7 million and the repurchase of $2.3 million in common stock, which was part of the stock repurchase plan that was approved by the Board of Directors on August 18, 2020. For additional information regarding stock repurchases, see Note 10 of Notes to the Consolidated Financial Statements.

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

	For the Three Months Ended March 31,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$148,370	$1,786	4.88%	$162,016	$1,965	4.86%
Interest-bearing deposits in other banks	51,635	13	0.10%	6,783	15	0.89%
Time deposits in other banks	6,823	47	2.79%	7,925	56	2.83%
Investment securities	16,583	109	2.67%	34,412	244	2.84%
Federal Home Loan Bank stock	399	4	4.07%	424	4	3.78%

Total interest-earning assets	223,810	1,959	3.55%	211,560	2,284	4.33%
Non-interest-earning assets	13,655			10,926

Total assets	$237,465			$222,486

Interest bearing liabilities:
Interest-bearing demand	$23,947	$9	0.15%	$23,289	$17	0.29%
Money market	10,671	6	0.21%	9,971	5	0.20%
Savings	29,240	4	0.05%	24,498	3	0.05%
Certificates of deposit	81,554	294	1.47%	79,964	344	1.73%

Total deposits	145,412	313	0.87%	137,722	369	1.07%
Borrowed funds	5,000	12	0.97%	5,352	16	1.20%

Total interest-bearing liabilities	150,412	325	0.88%	143,074	385	1.08%

Non-interest-bearing liabilities	35,161			21,258

Total liabilities	185,573			164,332
Equity	51,892			58,154

Total liabilities and equity	$237,465			$222,486

Net interest income		$1,634			$1,899

Interest rate spread(1)			2.67%			3.25%
Net interest-earning assets(2)	$73,398			$68,486

Net interest margin(3)			2.96%			3.60%
Average interest-earning assets to average-interest bearing liabilities	148.80%			147.87%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and March 31, 2020

General. Net income was $122,000 for the three months ended March 31, 2021 compared to $174,000 for the three months ended March 31, 2021. The decrease of $52,000, or 29.89%, was due primarily to a $90,000 or 5.29%, decrease in net interest income after provision for loan losses to $1.6 million for the three months ended March 31, 2021 from $1.7 million for three months ended March 31, 2020, an increase in non-interest expense of $109,000, or 6.41%, to $1.8 million for the three months ended March 31, 2021 from $1.7 million for the three months ended March 31, 2020, offset by an increase in non-interest income of $135,000, or 55.10%, to $380,000 for the three months ended March 31, 2021 from $245,000 for the three months ended March 31, 2020.

Interest Income. Total interest income decreased $325,000, or 14.23%, to $2.0 million for the three months ended March 31, 2021 from $2.3 million for the three months ended March 31, 2020. The decrease in interest income was due to a combination of the decrease in the average yield on interest-earning assets for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 offset by an increase in the average balances of interest-earning assets for the three months March 31, 2021 compared to the three months ended March 31, 2020.

Interest income and fees on loans decreased $179,000, or 9.00%, to $1.8 million for the three months ended March 31, 2021 from $2.0 million for three months ended March 31, 2020. Our average balance of loans decreased $13.6 million, or 8.40%, to $148.4 million for the three months ended March 31, 2021 from $162.0 million for the three months ended March 31, 2020 due to higher yielding loans having been repaid and refinanced in the current low-rate environment. Our average yield on loans, which includes deferred fees, increased two basis points to 4.88% for the three months ended March 31, 2021 from 4.86% for the three months ended March 31, 2020. As of March 31, 2021, we had originated $4.8 million in additional PPP loans at an interest rate of 1.00%. The rate did not include deferred fees of approximately $286,000 that will be amortized and recorded as an increase in loan income over the life of the loan. For the three months ended March 31, 2021, we had recorded an increase in loan income relating to the amortization of PPP deferred loan fees of approximately $82,000.

Interest and dividends on investments includes interest income received on interest-bearing deposits in other banks, time deposits in other banks and investment securities. Interest and dividends on investments decreased $145,000, or 45.60%, to $173,000 for the three months ended March 31, 2021 from $318,000 for the three months ended March 31, 2020 and is discussed in more detail below.

Interest and dividends on interest-bearing deposits in other banks decreased slightly to $13,000 for the three months ended March 31, 2021 from $15,000 for the three months ended March 31, 2020 even though the average balance of interest-bearing deposits in other banks increased by $44.8 million to $51.6 million for the three months ended March 31, 2021 from $6.8 million for the three months ended March 31, 2020. The average yield on interest-bearing deposits in other banks decreased to 0.10% at March 31, 2021 from 0.89% at March 31, 2020 due to the repricing of federal funds after the rate reductions that occurred during the three months ended March 31, 2020. The increase in the average balances of interest-bearing deposits in other banks was primarily the result of a decrease in loans and investment securities offset by an increase of deposits when comparing the three months ended March 31, 2021 and the three months ended March 31, 2020.

Interest income on time deposits in other banks decreased $9,000, or 16.07%, to $47,000 for the three months ended March 31, 2021 from $56,000 for the three months ended March 31, 2020. The decrease in interest income on time deposits in other banks was the result of a decrease in the average balance on time deposits. The average balance on time deposits in other banks decreased $1.1 million, or 13.92%, to $6.8 million for the three months ended March 31, 2021 from $7.9 million for the three months ended March 31, 2020, reflecting calls and maturities of time deposits in other banks. The average yield we earned on time deposits in other banks decreased four basis points to 2.79% for the three months ended March 31, 2021 from 2.83% for the three months ended March 31, 2020.

Interest income on investment securities decreased $135,000 to $109,000 for the three months ended March 31, 2021 from $244,000 for the three months ended March 31, 2020. The decrease in interest income on investment securities was primarily the result of a decrease in the average balances in investment securities due to sales, call and maturities offset by recent purchases, as well as a decrease in the average yield we earned on investment securities. The average balance on investment securities decreased $17.8 million to $16.6 million at March 31, 2021 compared to $34.4 million at March 31, 2020. The average yield we earned on investment securities decreased 17 basis points to 2.67% from 2.84% at March 31, 2020 reflecting sales, calls and maturities of lower yielding investment securities as well as the purchase of lower yielding investment securities.

Interest Expense. Interest expense decreased $60,000, or 15.58%, to $325,000 for the three months ended March 31, 2021 from $385,000 for the three months ended March 31, 2020. The decrease was primarily the result of the decrease in the average rate paid on our certificates of deposit offset by an increase in the average balances of our interest-bearing liabilities. Our average balance of interest-bearing liabilities increased $7.3 million, or 5.10%, to $150.4 million for the three months ended March 31, 2021 from $143.1 million for the three months ended March 31, 2020. Our average rate paid on interest-bearing deposits decreased 20 basis points to 0.87% at March 31, 2021 from 1.07% at March 31, 2021 primarily due to a decrease in the average rate paid on certificate of deposit accounts.

Net Interest Income. Net interest income decreased $265,000, or 13.95%, to $1.6 million for the three months ended March 31, 2021 from $1.9 million for the three months ended March 31, 2020. The decrease in net interest income was primarily the result of decreases in net interest spread and net interest margin which were primarily due to a decrease in average loans, which is our highest interest-earning asset and a decrease in our investment securities. Although our average interest-bearing deposits in other banks increased at March 31, 2021 when compared to March 31, 2020, as previously discussed, we had a significant reduction in the average rate we earned on our interest-bearing deposits in other banks. Our net interest-earning assets, which represent total interest–earning assets less total interest–bearing liabilities, increased by $4.9 million, or 7.15% to $73.4 million at March 31, 2021 from $68.5 million at March 31, 2020. Our net interest rate spread decreased by 58 basis points to 2.67% for the three months ended March 31, 2021 from 3.25% for the three months ended March 31, 2020. Our net interest margin decreased by 64 basis points to 2.96% for the three months ended March 31, 2021 from 3.60% for the three months ended March 31, 2020. Both the decrease in the net interest rate spread and net interest margin can be primarily attributed to the decrease in the average rate we earned on our interest-earning assets.

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

We did not record a provision for loan losses for the three months ended March 31, 2021 compared to a provision for loan losses for the three months ended March 31, 2020 of $175,000. We did not record any charge-offs for the three months ended March 31, 2021 compared to $4,000 in net charge-offs for the three months ended March 31, 2020. Non-performing loans totaled $343,000 at March 31, 2021 compared to $265,000 at March 31, 2020. Our non-performing loans to total loans increased to 0.23% at March 31, 2021 from 0.16% at March 31, 2020 due primarily to the overall decrease in our outstanding loan portfolio at March 31, 2021 from March 31, 2020. The provision for loan losses for the three months ended March 31, 2020 was due to an overall increase in our loan balances during the three months ended March 31, 2020, as well as an increase in the qualitative factors, such as current economic conditions, the adequacy of underlying collateral and the financial strength of our borrowers affected by the COVID-19 pandemic. Due to the continued uncertainty of economic conditions from the COVID-19 pandemic, we increased the qualitative factors in the calculation for the allowance for loan losses for the three months ended March 31, 2021 and will continue to monitor and make additional adjustments, if necessary. We have provided for losses that we believe are probable and reasonably estimable at March 31, 2021.

Non-interest Income. Non-interest income increased by $135,000 to $380,000 for the three months ended March 31, 2021 from $245,000 for the three months ended March 31, 2020. The increase was primarily due to an increase of $187,000 on the gain on sale of loans and offset by a decrease of $46,000 on the gain on sale of investment securities.

Non-interest Expense. Non-interest expense increased by $109,000, or 6.41%, to $1.8 million for the three months ended March 31, 2021 from $1.7 million for the three months ended March 31, 2020. Salaries, director fees and employee benefits increased $79,000, or 7.18%, to $1.2 million for the three months ended March 31, 2021 from $1.1 million for the three months ended March 31, 2020 due primarily to commissions paid to loan officers for the increase in loans originated for sale as well as an increase in the stock-based compensation recorded for the 2019 Equity Incentive Plan during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. Premises and equipment expenses increased $13,000, or 12.50%, to $117,000 for the three months ended March 31, 2021 from $104,000 for the three months ended March 31, 2020 due primarily to an increase in office maintenance costs. Legal and professional fees decreased $21,000, or 18.26%, to $94,000 at March 31, 2021 from $115,000 for the three months ended March 31, 2020 due to lower levels of consulting expenses relating to the Company’s public status during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. FDIC premiums and regulatory expenses increased $12,000, or 70.59%, to $25,000 for the three months ended March 31, 2021 from $17,000 for the three months ended March 31, 2020 due to the FDIC awarding small banks credits for a portion of their assessment during the first quarter of 2020.

Income Tax Expense. Income tax expense decreased $12,000, or 14.81%, to $69,000 for the three months ended March 31, 2021 from $81,000 for the three months ended March 31, 2020. The effective tax rate was 36.04% and 31.78% for the three months ended March 31, 2021 and 2020, respectively. The decrease in tax expense was the result of a decrease in income before taxes of $65,000, or 25.49%, to $190,000 for the three months ended March 31, 2021 compared to $255,000 for the three months ended March 31, 2020. The increase in the effective tax rate was due to the increase in non-deductible compensation expense relating to the ESOP and the 2019 Plan.

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

Our most liquid assets are cash and cash equivalents, which include interest-bearing deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2021, cash and cash equivalents totaled $50.9 million, which included, $1.3 million in cash and due from banks and interest-bearing deposits in other banks of $49.6 million. Time deposits in other banks and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $7.4 million and $18.9 million, respectively, at March 31, 2021.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $660,000 and $(449,000) for the three months ended March 31, 2021 and 2020, respectively. Net cash (used in) provided by investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from maturing securities and pay-downs on mortgage-backed securities was $(1.9) million and $897,000 for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and borrowings, as well as the repurchase of common stock and cash dividends, was $4.6 million and $7.1 million for the three months ended March 31, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2020 totaled $34.7 million, or 18.98% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2021, Chesapeake Bank of Maryland exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Historical and Pro Forma Regulatory Capital Compliance.”

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2021, we had outstanding commitments to originate loans of $23.4 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.

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

Item 2 – Unregistered Sales of Equity Securities and Use or Proceeds

For information regarding stock repurchases during the quarters ended March 31, 2021 and 2020, see Note 10 of Notes to Consolidated Financial Statements which is incorporated by reference.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBM BANCORP, INC.

Dated: May 13, 2021	By:	/s/ Joseph M. Solomon
Joseph M. Solomon
President
(principal executive officer)

Dated: May 13, 2021	By:	/s/ Jodi L. Beal
Jodi L. Beal
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)