Form 10-Q
period 2021-06-30
CBM BANCORP, INC.
filed 2021-08-13
CIK 1742089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).     YES  ☐    NO  ☒
As of August 10, 2021, the number of shares of common stock outstanding was 3,521,814.

CBM Bancorp, Inc.

PART I – FINANCIAL INFORMATION
ITEM 1 – Consolidated Financial Statements
CBM Bancorp, Inc.
Consolidated Statements of Financial Condition
June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$915,678	$799,120
Interest-bearing deposits in other banks	58,901,624	46,808,842

Cash and cash equivalents	59,817,302	47,607,962

Time deposits in other banks	6,943,874	6,447,853
Securities available for sale, at fair value	22,500,800	16,543,524
Federal Home Loan Bank stock, at cost	329,900	410,900
Loans held for sale	3,166,232	6,073,782
Loans, net of unearned fees	150,101,451	150,305,998
Allowance for loan losses	(1,627,216)	(1,727,216)

Net loans	148,474,235	148,578,782
Accrued interest receivable	552,847	605,333
Bank-owned life insurance	4,867,870	4,831,457
Premises and equipment, net	1,688,614	1,753,608
Foreclosed real estate	—	775,000
Deferred income taxes	505,078	856,005
Prepaid expenses and other assets	1,147,379	319,397

Total assets	$249,994,131	$234,803,603

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$36,880,643	$32,650,939
Interest-bearing deposits	156,043,218	142,129,183

Total deposits	192,923,861	174,780,122
Advances by borrowers for taxes and insurance	1,083,443	431,089
Federal Home Loan Bank advances	5,000,000	5,000,000
Accounts payable and other liabilities	798,912	1,029,677

Total liabilities	199,806,216	181,240,888

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 24,000,000 shares; issued and outstanding 3,525,814 shares at June 30, 2021 and 3,690,633 shares at December 31, 2020	35,258	36,906
Additional paid in capital	32,390,004	34,735,278
Retained earnings	20,955,641	22,397,154
Unearned common stock held by:
Employee Stock Ownership Plan	(2,200,640)	(2,369,920)
2019 Equity Incentive Plan	(1,459,134)	(1,908,570)
Accumulated other comprehensive income	466,786	671,867

Total stockholders’ equity	50,187,915	53,562,715

Total liabilities and stockholders’ equity	$249,994,131	$234,803,603

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)
Three and Six Months Ended June 30, 2021 and 2020

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Interest and dividend income
Interest and fees on loans	$1,843,936	$1,979,917	$3,629,625	$3,945,364
Interest and dividends on investments	171,962	255,423	345,056	573,828

Total interest income	2,015,898	2,235,340	3,974,681	4,519,192

Interest expense
Interest on deposits	295,208	354,744	608,598	724,107
Interest on borrowings	11,944	20,027	23,756	36,161

Total interest expense	307,152	374,771	632,354	760,268

Net interest income	1,708,746	1,860,569	3,342,327	3,758,924

(Reversal of) provision for loan losses	(100,000)	150,000	(100,000)	325,000

Net interest income after (reversal of) provision for loan losses	1,808,746	1,710,569	3,442,327	3,433,924

Non-interest income
Service fees on deposit accounts	24,679	22,324	53,189	58,205
Income from bank-owned life insurance	18,511	19,072	36,412	37,646
Gain on sale of loans held for sale	284,391	172,168	586,561	286,818
Gain on sale of investment securities	—	96,672	—	143,223
Other non-interest income	43,978	31,125	74,943	60,449

Total non-interest income	371,559	341,361	751,105	586,341

Non-interest expense
Salaries, director fees and employee benefits	1,178,511	1,207,661	2,396,404	2,346,364
Premises and equipment	107,806	106,902	225,223	211,381
Data processing	148,353	143,277	296,490	284,418
Professional fees	169,323	132,336	263,805	247,653
FDIC premiums and regulatory assessments	28,693	16,587	58,183	33,174
Marketing	30,859	12,353	55,374	29,318
Provision for losses and costs on foreclosed real estate	179,273	75,098	182,177	77,990
Other operating expenses	181,959	167,004	369,958	344,561

Total non-interest expense	2,024,777	1,861,218	3,847,614	3,574,859

Income before income taxes	155,528	190,712	345,818	445,406

Income tax expense	51,238	60,096	119,811	141,027

Net income	$104,290	$130,616	$226,007	$304,379

Earnings per common share
Basic	$0.03	$0.04	$0.07	$0.08
Diluted	$0.03	$0.04	$0.07	$0.08
The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
Three and Six Months Ended June 30, 2021 and 2020

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$104,290	$130,616	$226,007	$304,379

Other comprehensive (loss) income

Unrealized (loss) gain on investment securities available for sale	(133,206)	(80,675)	(282,939)	509,697
Reclassification adjustment for realized gain on investment securities available for sale included in net income	—	(96,672)	—	(143,223)

Total unrealized (loss) gain on investment securities available for sale	(133,206)	(177,347)	(282,939)	366,474
Income tax benefit (expense) relating to investment securities available for sale	36,655	48,802	77,858	(100,844)

Other comprehensive (loss) income	(96,551)	(128,545)	(205,081)	265,630

Total comprehensive income	$7,739	$2,071	$20,926	$570,009

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Six Months Ended June 30, 2021 and 2020

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned RSA Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, April 1, 2021	$35,270	$32,638,358	$20,851,351	$(2,285,280)	$(1,908,570)	$563,337	$49,894,466
Net income	—	—	104,290	—	—	—	104,290
Other comprehensive loss	—	—	—	—	—	(96,551)	(96,551)
ESOP shares to be released	—	35,723	—	84,640	—	—	120,363
Vesting of restricted stock	—	(449,436)	—	—	449,436	—	—
Repurchase of common stock	(12)	(17,292)	—	—	—	—	(17,304)
Stock based compensation	—	182,651	—	—	—	—	182,651

Balance, June 30, 2021	$35,258	$32,390,004	$20,955,641	$(2,200,640)	$(1,459,134)	$466,786	$50,187,915

Balance, January 1, 2021	$36,906	$34,735,278	$22,397,154	$(2,369,920)	$(1,908,570)	$671,867	$53,562,715
Net income	—	—	226,007	—	—	—	226,007
Other comprehensive loss	—	—	—	—	—	(205,081)	(205,081)
Cash dividends, $0.50 per share	—	—	(1,667,520)	—	—	—	(1,667,520)
ESOP shares to be released	—	69,196	—	169,280	—	—	238,476
Vesting of restricted stock	—	(449,436)	—	—	449,436	—	—
Repurchase of common stock	(1,648)	(2,327,902)	—	—	—	—	(2,329,550)
Stock based compensation	—	362,868	—	—	—	—	362,868

Balance, June 30, 2021	$35,258	$32,390,004	$20,955,641	$(2,200,640)	$(1,459,134)	$466,786	$50,187,915

Balance, April 1, 2020	$38,617	$36,653,283	$23,417,610	$(2,623,840)	$(2,357,994)	$900,037	$56,027,713
Net income	—	—	130,616	—	—	—	130,616
Other comprehensive income	—	—	—	—	—	(128,545)	(128,545)
Cash dividends, $0.50 per share	—	—	(1,789,250)	—	—	—	(1,789,250)
ESOP shares to be released	—	22,853	—	84,640	—	—	107,493
Vesting of restricted stock	—	(449,424)	—	—	449,424	—	—
Repurchase of common stock	(629)	(750,606)	—	—	—	—	(751,235)
Stock based compensation	—	174,761	—	—	—	—	174,761

Balance, June 30, 2020	$37,988	$35,650,867	$21,758,976	$(2,539,200)	$(1,908,570)	$771,492	$53,771,553

Balance, January 1, 2020	$42,085	$41,210,056	$23,243,847	$(2,708,480)	$(2,357,994)	$505,862	$59,935,376
Net income	—	—	304,379	—	—	—	304,379
Other comprehensive income	—	—	—	—	—	265,630	265,630
Cash dividends, $0.50 per share	—	—	(1,789,250)	—	—	—	(1,789,250)
ESOP shares to be released	—	50,784	—	169,280	—	—	220,064
Vesting of restricted stock	—	(449,424)	—	—	449,424	—	—
Repurchase of common stock	(4,097)	(5,504,157)	—	—	—	—	(5,508,254)
Stock based compensation	—	343,608	—	—	—	—	343,608

Balance, June 30, 2020	$37,988	$35,650,867	$21,758,976	$(2,539,200)	$(1,908,570)	$771,492	$53,771,553

The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2021 and 2020

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$226,007	$304,379
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion of securities	21,374	22,011
Gain on sale of loans held for sale	(586,561)	(286,818)
Originations of loans held for sale	(18,483,710)	(12,347,286)
Proceeds from sales of loans held for sale	21,977,821	11,930,652
Gain on sale of investment securities	—	(143,223)
Amortization of deferred loan origination costs, net of fees	(353,291)	(152,015)
(Reversal of) provision for loan losses	(100,000)	325,000
Decrease (increase) in accrued interest receivable	52,486	(58,123)
Increase in cash surrender value of life insurance	(36,413)	(37,646)
Depreciation and amortization	73,946	72,498
ESOP compensation expense	238,476	220,064
Stock based compensation expense	362,868	343,608
Writedown of foreclosed real estate	—	70,000
Loss on sale of foreclosed real estate	172,711	—
Deferred income tax expense (benefit)	428,785	(179,715)
Increase in prepaid expenses and other assets	(827,982)	(23,302)
Decrease in accounts payable and other liabilities	(230,765)	(80,373)

Net cash provided by (used in) operating activities	2,935,752	(20,289)

Cash flows from investing activities:
Net (purchases) maturities of time deposits in other banks	(496,000)	992,000
Purchases of available for sale securities	(8,985,318)	—
Proceeds from maturities, payments and calls of available for sale securities	2,723,708	7,145,952
Proceeds from sales of investment securities	—	7,312,769
Redemptions (purchases) of Federal Home Loan Bank stock	81,000	(323,000)
Net decrease (increase) in loans	557,838	(6,303,445)
Proceeds from sale of foreclosed real estate	602,289	—
Purchases of premises and equipment	(8,952)	(22,083)

Net cash (used in) provided by investing activities	(5,525,435)	8,802,193

Cash flows from financing activities:
Net increase in deposits	18,143,739	12,931,985
Net increase in advances by borrowers	652,354	691,534
Net increase in FHLB advances	—	7,500,000
Repurchase of common stock	(2,329,550)	(5,508,254)
Cash dividends on common stock	(1,667,520)	(1,789,250)

Net cash provided by financing activities	14,799,023	13,826,015

Net increase in cash and cash equivalents	12,209,340	22,607,919
Cash and cash equivalents, beginning balance	47,607,962	5,987,121

Cash and cash equivalents, ending balance	$59,817,302	$28,595,040

Supplemental disclosure of cash flows information:
Cash paid for interest	$632,497	$760,630
Cash paid for income taxes	543,000	325,000
The notes to consolidated financial statements are an integral part of these consolidated statements.

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements
Note 1. Significant

Accounting Policies
CBM Bancorp, Inc. (“CBM Bancorp” or “Company”) is the holding company for Chesapeake Bank of Maryland (“Bank”) and was formed in connection with the conversion of the Bank from the mutual to the stock form of organization. On September 27, 2018, the mutual to stock conversion of the Bank was completed and the Company became the parent holding company for the Bank. Shares of the Company began trading on the Nasdaq Capital Market on September 28, 2018. The Company is subject to regulation by the Board of Governors of the Federal Reserve System.
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
10-Q
and Article 8 of Regulation
S-X
as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period. For further information, refer to the Bank’s annual audited consolidated financial statements and related notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K
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
The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e., rate lock commitment). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered derivatives. The time period between the issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 90 days. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that they buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The fair value of the rate lock commitments was considered immaterial at June 30, 2021 and December 31, 2020 and an adjustment was not recorded. Loans held for sale that are not ultimately sold, but instead are placed into the Bank’s portfolio, are reclassified as loans held for investment and recorded at fair value.

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
Bank-Owned Life Insurance (“BOLI”)
The Bank maintains life insurance policies on certain present and former directors. These policies are split-dollar or director insurance policies. Under the split-dollar insurance policies, the Bank pays the premiums and upon the death of the insured, the Bank will receive an amount equal to the premiums paid on the policy from the policy date to the date of death. Any remaining proceeds will be paid to the beneficiary. If the policy is surrendered before the date of death, the Bank will receive the lesser of the cash surrender value or the sum of the premiums paid on the policy from the policy date to the date of surrender. Under the director insurance policies, the Bank receives the cash surrender value if the policy is surrendered or receives all benefits payable upon the death of the insured. As of June 30, 2021 and December 31, 2020, $120,928 and $121,388, respectively, was included in other liabilities related to the split-dollar insurance policies.
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
sheet instruments.
Concentrations of Credit Risk
The Bank did not have deposits in other financial institutions in excess of amounts insured by the FDIC, as of June 30, 2021 and December 31, 2020. The Bank’s management considers deposits in excess of amounts insured by the FDIC to be a normal business risk. The Bank also maintains accounts with brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation.
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
Recent Accounting Pronouncements
ASU
2016-02,
Leases (Topic 842)
. This ASU provides certain targeted improvements to align lessor accounting with the lessee accounting model. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. As the Company will take advantage of the extended transition period for complying with new or revised accounting standards assuming we remain a smaller reporting company, we will adopt the amendments in this update beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies (Continued)

ASU
2016-13,
Financial Instruments – Credit Losses
. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Bank to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance
sheet credit exposures. Entities will apply the standard’s provisions as a cumulative-effect (i.e., modified retrospective approach). The Company has begun to gather loan information and consider acceptable methodologies to comply with this ASU. The Company’s initial evaluation indicates that the provisions of this ASU are expected to impact its consolidated financial statements, in particular the level of reserve for loan losses and is continuing to evaluate and assess the impact of the adoption of this ASU on its consolidated financial statements. On October 16, 2019, the Financial Accounting Standards Board (“FASB”) approved its proposal to delay the effective date for smaller reporting companies, as defined by the SEC, and other non-SEC
reporting entities. As the Company will take advantage of the extended transition period for complying with new or revised accounting standards assuming we remain a smaller reporting company, we will adopt the amendments in this update beginning after December 15, 2022, including interim periods within those
fiscal years.
Note 2. Securities
The amortized cost and estimated fair value of securities classified as available for sale at June 30, 2021 and December 31, 2020, are as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$10,482,425	$26,773	$(44,304)	$10,464,894
Residential mortgage-backed securities	11,374,377	670,874	(9,345)	12,035,906

	$21,856,802	$697,647	$(53,649)	$22,500,800

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government and Federal Agency obligations	$2,499,671	$54,342	$—	$2,554,013
Residential mortgage-backed securities	13,116,916	872,595	—	13,989,511

	$15,616,587	$926,937	$—	$16,543,524

There were no sales of investment securities for the three and six months ended June 30, 2021. Proceeds from the sale of available for sale securities totaled $5,747,032 and $7,312,769 realizing gross gains of $96,672 and $143,223 for the three and six months ended June 30, 2020, respectively.

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 2. Securities (Continued)

The amortized cost and estimated fair value of securities as of June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties
.

	June 30, 2021
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,499,824	$2,526,597
Due after one year through five years	6,982,166	6,938,813
Due five years to ten years	1,000,435	999,484
Due after ten years	—	—
Mortgage-backed, in monthly installments	11,374,377	12,035,906

	$21,856,802	$22,500,800

Securities with gross unrealized losses at June 30, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
U.S. Government and Federal Agency obligations	$6,938,297	$44,304	$—	$—	$6,938,297	$44,304
Residential mortgage-backed securities	965,243	9,345	—	—	965,243	9,345

	$7,903,540	$53,649	$—	$—	$7,903,540	$53,649

At June 30, 2021, the Bank held seven investments with gross unrealized losses. At December 31, 2020, the Bank held no investments with gross unrealized losses. The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security.
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
There were no securities pledged as of June 30, 2021 and December 31, 2020.

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

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 3. Loans (Continued)

The Bank makes loans to customers primarily in the Baltimore Metropolitan Area and its surrounding counties. The principal loan portfolio segment balances at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Real estate loans
One-to four-family	$62,354,612	$62,117,559
Home equity loans and lines of credit	4,355,135	6,894,632
Construction and land development	11,355,435	10,804,315
Nonresidential	59,667,160	60,209,896

Total real estate loans	137,732,342	140,026,402

Other loans
Commercial	12,425,437	10,197,884
Consumer	277,427	336,507

Total other loans	12,702,864	10,534,391

Total loans	150,435,206	150,560,793

Net deferred loan origination fees and costs	(333,755)	(254,795)
Allowance for loan losses	(1,627,216)	(1,727,216)

Total loans, net	$148,474,235	$148,578,782

Overdraft deposits are reclassified as consumer loans and are included in the total loans on the balance sheet. Overdrafts were $1,639 and $1,739 at June 30, 2021 and December 31, 2020, respectively.
Paycheck Protection Program
The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified lender, we were automatically authorized to originate PPP loans. In early April 2020, the Company began accepting and processing applications for PPP loans. During the year ended December 31, 2020 we processed 101 PPP loans in the amount of $8,563,898. During the six months ended June 30, 2021, we processed an additional 84 PPP loans in the amount of $5,107,009. As of June 30, 2021, borrowers applied for and received forgiveness on PPP loans in the amount of $9,818,802.
We recorded fee income during the three and six months ended June 30, 2021 in the amounts of $150,954 and $232,677, respectively. As of June 30, 2021, our outstanding PPP loan balances are $3,852,105, with deferred fees relating to those loans in the amount of $142,562. As of December 31, 2020, our outstanding PPP loans were $4,479,894.
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
The following tables summarize the activity in the allowance for losses for the three and six months ended June 30, 2021 and 2020 and the distribution of the allowance for loan losses and loans receivable by loan portfolio class and impairment method as of June 30, 2021 and
June 30
, 2020.

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of June 30, 2021
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Total

Allowance for loans losses:

Beginning Balance – April 1, 2021	$317,951	$44,473	$217,705	$1,065,699	$77,183	$4,205	$1,727,216
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision for loan losses	(34,415)	(5,798)	(31,476)	(32,282)	4,264	(293)	(100,000)

Ending Balance – June 30, 2021	$283,536	$38,675	$186,229	$1,033,417	$81,447	$3,912	$1,627,216

Beginning Balance – January 1, 2021	$339,817	$64,350	$206,362	$1,043,596	$68,380	$4,711	$1,727,216
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision for loan losses	(56,281)	(25,675)	(20,133)	(10,179)	13,067	(799)	(100,000)

Ending Balance – June 30, 2021	$283,536	$38,675	$186,229	$1,033,417	$81,447	$3,912	$1,627,216

Ending balance: individually evaluated for impairment	$7,172	$397	$—	$—	$—	$—	$7,569

Ending balance: collectively evaluated for impairment	$276,364	$38,278	$186,229	$1,033,417	$81,447	$3,912	$1,619,647

Loans:
Ending balance	$62,354,612	$4,355,135	$11,355,435	$59,667,160	$12,425,437	$277,427	$150,435,206

Ending balance: individually evaluated for impairment	$321,420	$54,221	$—	$—	$—	$—	$375,641

Ending balance: collectively evaluated for impairment	$62,033,192	$4,300,914	$11,355,435	$59,667,160	$12,425,437	$277,427	$150,059,565

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

	As of June 30, 2020
	One –to Four-Family	Home Equity Loans and Lines of Credit	Construction and Land Development	Nonresidential	Commercial	Consumer	Unallocated	Total

Allowance for loans losses:

Beginning Balance – April 1, 2020	$380,229	$64,843	$206,782	$809,018	$67,499	$5,527	$16,953	$1,550,851
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for loan losses	12,235	4,556	(3,270)	56,742	23,381	(354)	56,710	150,000

Ending Balance – June 30, 2020	$392,464	$69,399	$203,512	$865,760	$90,880	$5,173	$73,663	$1,700,851

Beginning Balance – January 1, 2020	$331,605	$62,603	$179,541	$683,453	$55,571	$6,950	$59,427	$1,379,150
Charge-offs	—	—	(263)	—	—	(3,633)	—	(3,896)
Recoveries	—	597	—	—	—	—	—	597
Provision for loan losses	60,859	6,199	24,234	182,307	35,309	1,856	14,236	325,000

Ending Balance – June 30, 2020	$392,464	$69,399	$203,512	$865,760	$90,880	$5,173	$73,663	$1,700,851

Ending balance: individually evaluated for impairment	$—	$284	$—	$—	$—	$—	$—	$284

Ending balance: collectively evaluated for impairment	$392,464	$69,115	$203,512	$865,760	$90,880	$5,173	$73,663	$1,700,567

Loans:
Ending balance	$73,149,556	$7,412,377	$8,965,295	$61,143,526	$15,510,905	$407,304		$166,588,963

Ending balance: individually evaluated for impairment	$470,949	$59,769	$—	$1,544,238	$—	$—		$2,074,956

Ending balance: collectively evaluated for impairment	$72,678,607	$7,352,608	$8,965,295	$59,599,288	$15,510,905	$407,304		$164,514,007

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

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of the loan portfolio quality indicators by loan class recorded investment as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate loans:
One-to four-family	$61,894,652	$227,896	$232,064	$—	$62,354,612
Home equity loans and lines of credit	4,334,514	—	20,621	—	4,355,135
Construction and land development	11,355,435	—	—	—	11,355,435
Nonresidential	58,377,745	1,289,415	—	—	59,667,160
Other loans:
Commercial	12,425,437	—	—	—	12,425,437
Consumer	277,427	—	—	—	277,427

Total loans	$148,665,210	$1,517,311	$252,685	$—	$150,435,206

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total Loans
Real estate loans:
One-to four-family	$61,657,131	$272,583	$187,845	$—	$62,117,559
Home equity loans and lines of credit	6,874,011	20,621	—	—	6,894,632
Construction and land development	10,804,315	—	—	—	10,804,315
Nonresidential	58,831,855	1,378,041	—	—	60,209,896
Other loans:
Commercial	10,197,884	—	—	—	10,197,884
Consumer	336,507	—	—	—	336,507

Total loans	$148,701,703	$1,671,245	$187,845	$—	$150,560,793

The following table sets forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Recorded Investment > 90 Days and Accruing	Nonaccrual Loans
Real estate loans:
One-to four-family	$40,271	$—	$232,064	$272,335	$62,082,277	$62,354,612	$—	$232,064
Home equity loans and lines of credit	—	13,051	20,621	33,672	4,321,463	4,355,135	—	20,621
Construction and land development	—	—	—	—	11,355,435	11,355,435	—	—
Nonresidential	—	—	—	—	59,667,160	59,667,160	—	—
Other loans:
Commercial	—	—	—	—	12,425,437	12,425,437	—	—
Consumer	—	—	—	—	277,427	277,427	—	—

Total loans	$40,271	$13,051	$252,685	$306,007	$150,129,199	$150,435,206	$—	$252,685

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

At June 30, 2021 and December 31, 2020 there were no loans 90 days past due and still accruing interest. At June 30, 2021, the Bank had four loans on non-accrual
status with foregone interest in the amount of $7,942. At December 31, 2020, the Bank had three loans on non-accrual
status with foregone interest in the amount of $8,895.
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

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 4. Credit Quality of Loans and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans for the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020:

	Impaired Loans at June 30, 2021			Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$232,064	$235,180	$—	$232,270	$413	$232,270	$413
Home equity loans and lines of credit	20,621	20,621	—	20,621	—	20,621	—
With an allowance recorded:
One-to four-family	$89,356	$89,356	$7,172	$89,723	$1,011	$90,085	$2,030
Home equity loans and lines of credit	33,600	33,600	397	33,937	567	34,584	1,053
Total
One-to four-family	$321,420	$324,536	$7,172	$321,993	$1,424	$322,355	$2,443
Home equity loans and lines of credit	54,221	54,221	397	54,557	567	55,205	1,053

	Impaired Loans at June 30, 2020			Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family	$470,949	$472,220	$—	$472,139	$4,686	$474,116	$9,180
Home equity loans and lines of credit	22,912	22,912	—	22,912	170	23,141	170
Nonresidential	1,544,238	1,544,238	—	1,552,496	16,883	1,563,028	40,349
With an allowance recorded:
Home equity loans and lines of credit	$36,857	$36,857	$284	$37,980	$500	$38,650	$1,147
Total
One-to four-family	$470,949	$472,220	$—	$472,139	$4,686	$474,116	$9,180
Home equity loans and lines of credit	59,769	59,769	284	60,891	670	61,791	1,317
Nonresidential	1,544,238	1,544,238	—	1,552,496	16,883	1,563,028	40,349

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
Impaired loans also include certain loans that have been modified in a TDR to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally, nonaccrual loans that are modified and are considered TDRs are classified as nonperforming at the time of the restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. A summary of TDRs at June 30, 2021 and December 31, 2020 are as follows:

June 30, 2021	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$89,356	$—	$89,356
Home equity loans and lines of credit	1	33,600	—	33,600

	2	$122,956	$—	$122,956

December 31, 2020	Number of Contracts	Performing	Nonperforming	Total
One-to four-family	1	$—	$90,813	$90,813
Home equity loans and lines of credit	1	35,568	—	35,568

	2	$35,568	$90,813	$126,381

The Bank had two TDRs at June 30, 2021 totaling $122,956 and two TDRs at December 31, 2020 totaling $126,381. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified. There were no nonperforming TDRs reclassified to nonperforming loans during the three and six months ended June 30, 2021 and 2020. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. If loans modified in a TDR subsequently default, the Bank evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.
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
non-performing
loans) due to the provision of the CARES Act that permits U.S. financial institutions to temporarily suspend the U.S. GAAP requirements to treat such short-term modifications as a TDR. Similar provisions have also been confirmed by interagency guidance issued by the federal banking agencies and confirmed with staff members of the FASB.
During the year ended December 31, 2020, the Bank received and approved requests to modify 61 loans with total balances of approximately $26,100,000 due to the effects of
COVID-19.
The Bank’s modifications primarily consisted of interest only payments with the deferral of principal for up to six months, dependent on the borrower and the borrower’s financial situation. All the borrowers whose loans were modified during the year ended December 31, 2020
d
ue to the effects of
COVID-19,
complied with their loan modification agreements. During the six months ended June 30, 2021 the Bank received and approved eight additional modification requests with total balances of approximately $2,500,000. As of June 30, 2021, one borrower secured by a one-to
four-family residential property in the amount of $731,003 continues to receive
COVID-19
modification relief. In general, the Bank does not classify such modified loans as nonperforming and continues to accrue and recognize interest income during the forbearance period.
Note 5. Foreclosed

Real Estate
The activity in foreclosed real estate for the six months ended June 30, 2021 and 2020 is presented below. There were no residential real estate loans in foreclosed real estate and there
w
as one residential loan in the amount of $69,360 in the process of foreclosure as of June 30, 2021. During the six months ended June 30, 2021, the Bank disposed of foreclosed real estate in the amount of $602,289 recording a loss on the sale of $172,711. The Bank did not dispose of any foreclosed real estate during the six months ended June 30, 2020.

	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$775,000	$845,000
Sale of foreclosed real estate	(602,289)	—
Loss on sale foreclosed real estate	(172,711)	—
Write-down of foreclosed real estate	—	(70,000)

Balance, end of period	$—	$775,000

Note 6. Deposits
Deposits are summarized as follows:

	June 30, 2021	December 31, 2020
Noninterest-bearing demand	$36,880,643	$32,650,939
Interest-bearing demand	27,363,593	25,190,673
Money market	11,553,738	10,728,201
Savings	38,921,436	27,376,013
Certificates of deposit	78,204,451	78,834,296

Total deposits	$192,923,861	$174,780,122

Deposit accounts in the Bank are federally insured up to $250,000 per depositor. The aggregate amount of time deposits with balances of $
250,000
or more totaled $19,264,583 and $18,339,134 at June 30, 2021 and
December 31, 2020, respectively.

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 6. Deposits (Continued)

At June 30, 2021 certificates of deposit and their remaining maturities were as follows:

Maturities for the 12 Month Period ended June 30,
2022	$36,869,341
2023	18,338,794
2024	12,841,703
2025	8,245,579
2026	1,909,034

$78,204,451

Deposit balances of officers and directors totaled $1,041,398 and $973,464 at June 30, 2021 and December 31, 2020, respectively.
Note 7. Borrowings
The Bank has advances outstanding from the FHLB. A schedule of borrowings is as follows:

June 30, 2021			December 31, 2020
Advance Amount	Rate	Maturity Date	Advance Amount	Rate	Maturity Date
$5,000,000	0.95%	03/06/2023	$5,000,000	0.95%	03/06/2023
The Bank has an agreement with the FHLB that allows it to obtain advances secured by assets owned by the Bank. Total advances are limited to
25% of the Bank’s total assets. As of June 30, 2021 and December 31, 2020, the Bank had availability of $59,900,000 and $58,700,000, respectively, and remaining credit availability of approximately $54,900,000 and $53,700,000, respectively, with FHLB. As of June 30, 2021 and December 31, 2020, the Bank pledged a portion of its one-to
four-family residential mortgages as collateral. The amount of loans that were deemed eligible to pledge as collateral totaled approximately $46,600,000 and $43,700,000 at June 30, 2021 and December 31, 2020, respectively.
The Bank also has a $2,000,000 unsecured federal funds line of credit available with another financial institution, for which no amounts were outstanding as of June 30, 2021 and December 31, 2020.
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

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 8. Employee Stock Ownership Plan (Continued)

The ESOP compensation expense was $120,363 and $238,476 and for the three and six months ended June 30, 2021 and $107,493 and $220,064 for the three and six months ended June 30, 2020. This amount represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in
capital. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. At June 30, 2021, there were 236,992 shares not yet released having an aggregate market value of approximately $3,711,295.
Note 9. Stock Based Compensation
On May 14, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (“2019 Plan”), which was approved at the Annual Meeting of Stockholders. The 2019 Plan allows for up to 169,280 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 423,200 shares to be issued to employees, executive officers or Directors in the form of stock options. At June 30, 2021, there were 169,280 restricted stock awards granted and 423,200 stock option awards granted under the 2019 Plan.
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
The following table presents a summary of the activity in the Company’s restricted stock for the six month period ended June 30, 2021:

June 30, 2021	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	137,015	$13.31
Granted	—	—
Vested	32,265	13.40
Forfeited	—	—

Nonvested at June 30, 2021	104,750	$13.29

Fair value of vested shares	$1,010,540

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 9. Stock Based Compensation (Continued)

The following table outlines the vesting schedule of the nonvested restricted stock awards as of June 30, 2021:

Year Ending December 31,	Number of Restricted Shares
2021	—
2022	32,265
2023	37,041
2024	33,852
2025	1,592

104,750

The Company recorded compensation expense related to restricted stock awards of $112,726 and $223,786 during the three months and six months ended June 30, 2021 and $109,622 and $217,116 during the three and six months ended June 30, 2020. As of June 30, 2021, there was $1,313,809 of total unrecognized compensation expense related to nonvested shares granted under the 2019 Plan. The cost is expected to be recognized over a weighted average period of 3.0 years.
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
The following table summarizes the Company’s stock option activity and related information for the six month period ended June 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2021	423,200	$13.21	8.6
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at June 30, 2021	423,200	$13.21	8.1

Fair value of exercisable shares	$332,943

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 9. Stock Based Compensation (Continued)

The Company recorded compensation expense related to stock options of $69,925 and $139,082 during the three and six months ended June 30, 2021 and $65,139 and $126,492 during the three and six months ended June 30, 2020. As of June 30, 2021, there was $838,880 of total unrecognized compensation expense related to nonvested stock options granted under the 2019 Plan. The cost is expected to be recognized over a weighted average period of 3.1 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $15.66 at June 30, 2021, the options outstanding had an intrinsic value of $1,038,782.
Note 10. Common Stock
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
The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the periods listed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Value of Shares Purchased as Part of Publicly Announced Plans	Maximum Value of Shares That May Yet Be Purchased Under the Plan
August 18 – 31, 2020	19,864	$12.03	$239,063	$3,260,937
September 1 – 30, 2020	51,500	12.04	859,140	2,640,860
October 1 – 31, 2020	1,000	12.30	871,436	2,628,564
November 1 – 30, 2020	5,500	13.04	943,162	2,556,838
December 1 – 31, 2020	17,200	13.21	1,170,446	2,329,554
January 1 – 31, 2021	8,700	14.00	1,292,223	2,207,777
February 1 – 28, 2021	109,900	14.14	2,846,387	653,613
March 1 – 31, 2021	45,000	14.14	3,482,693	17,307
April 1 – 30, 2021	1,219	14.19	3,499,997	3
On May 21, 2021, upon completion of the previous repurchase plan which commenced on August 18, 2020, the Board of Directors authorized a plan to repurchase up to an additional $2,500,000 of the Company’s outstanding common stock. The repurchases will be made until December 31, 2021 on the open market, in privately negotiated transactions, or in such a manner as will comply with applicable policy, laws and regulations. As of June 30, 2021 no shares have been repurchased under this plan.
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

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 11. Earnings Per Common Share (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$104,290	$130,616	$226,007	$304,379
Weighted average common shares outstanding - basic	3,297,540	3,535,188	3,342,853	3,696,636
Weighted average common shares outstanding - dilutive	3,336,912	3,535,188	3,374,699	3,696,636

Earnings per common share, basic and diluted	$0.03	$0.04	$0.07	$0.08
Note 12. Regulatory Capital Requirements
Information presented for June 30, 2021 and December 31, 2020, reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet
items as calculated under the regulatory accounting practices. The Bank’s capital amounts and classifications are subject to qualitative judgements by regulators about components, risk- weightings and other factors.
Federal bank regulators require that the Bank maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At June 30, 2021, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Bank must maintain minimum leverage, common equity Tier 1 risk-based, Tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. There have been no conditions or events since June 30, 2021 that management believes have changed the Bank’s category.
The actual and required capital amounts and ratios of the Bank as of June 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of June 30, 2021:
Common equity tier 1 capital (to risk-weighted assets)	$44,661	30.98%	$6,488	≥ 4.5%	$9,371	≥ 6.50%
Total risk-based capital (to risk-weighted assets)	46,333	32.14%	11,534	≥ 8.0%	14,417	≥ 10.0%
Tier 1 capital (to risk-weighted assets)	44,661	30.98%	8,650	≥ 6.0%	11,534	≥ 8.0%
Tier 1 capital (to average assets)	44,661	18.49%	9,622	≥ 4.0%	12,078	≥ 5.0%

As of December 31, 2020:
Common equity tier 1 capital (to risk-weighted assets)	$43,798	28.38%	$6,944	≥ 4.5%	$10,030	≥ 6.50%
Total risk-based capital (to risk-weighted assets)	45,570	29.53%	12,345	≥ 8.0%	15,431	≥ 10.0%
Tier 1 capital (to risk-weighted assets)	43,798	28.38%	9,259	≥ 6.0%	12,345	≥ 8.0%
Tier 1 capital (to average assets)	43,798	18.66%	9,387	≥ 4.0%	11,734	≥ 5.0%

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
As of June 30, 2021 and December 31, 2020 the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3	Total
June 30, 2021
Securities available for sale: U.S. Government Agency and Federal Obligations	$—	$10,464,894	$—	$10,464,894
Residential mortgage-backed securities		12,035,906	—	12,035,906
December 31, 2020
Securities available for sale: U.S. Government Agency and Federal Obligations	$—	$2,554,013	$—	$2,554,013
Residential mortgage-backed securities		13,989,511	—	13,989,511

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 13. Fair Value Measurements (Continued)

Fair value measurements on a nonrecurring basis
Impaired loans
– The Bank measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2021 and December 31, 2020 the fair values consisted of loan balances of $375,641 and $223,413 that have been written down by $7,569 and $7,598, respectively, as a result of specific loan loss allowances.
Foreclosed real estate
– The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of June 30, 2021 and December 31, 2020, the fair value of foreclosed real estate was estimated to be $0 and $775,000, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as Level 3.

	Level 1	Level 2	Level 3	Total
June 30, 2021
Impaired loans	$—	$—	$368,072	$368,072
December 31, 2020
Impaired loans	$—	$—	$215,815	$215,815
Foreclosed real estate	—	—	775,000	775,000
The following table presents quantitative information about Level 3 fair value measurements for selected financial instruments measured at fair value on a non-recurring
basis at June 30, 2021 and December 31, 2020:

	Fair Value	Value Technique(s)	Unobservable Inputs	Range or Rate Used
June 30, 2021
Impaired loans	$368,072	Appraised value	Discount to reflect current market conditions	5.00%
		Discounted cash flows	Discount rates	5.75-7.50%
December 31, 2020
Impaired loans	$215,815	Appraised value	Discount to reflect current market conditions	5.00%
		Discounted cash flows	Discount rates	5.75-7.50%
Foreclosed real estate	$775,000	Appraised value	Discount to reflect current market conditions	10.92%
The remaining financial assets and liabilities are not reported on the balance sheet at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

CBM Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 13. Fair Value Measurements (Continued)

The estimated fair values of the Bank’s financial instruments, whether carried at cost or fair value are as follows:

		Fair Value Measurements at June 30, 2021 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents	$59,817	$59,817	$—	$—	59,817
Time deposits in other banks	6,944	—	7,298	—	7,298
Securities available for sale	22,501	—	22,501	—	22,501
Federal Home Loan Bank stock	330	—	330	—	330
Loans held for sale	3,166	—	3,388	—	3,388
Loans, net (1)	148,474	—	—	158,869	158,869
Accrued interest receivable	553	—	553	—	553
Financial liabilities:
Deposits	192,924	—	184,275	—	184,275
Borrowings	5,000	—	5,190	—	5,190

		Fair Value Measurements at December 31, 2020 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents	$47,608	$47,608	$—	$—	$47,608
Time deposits in other banks	6,448	—	6,726	—	6,726
Securities available for sale	16,544	—	16,544	—	16,544
Federal Home Loan Bank stock	411	—	411	—	411
Loans held for sale	6,074	—	6,226	—	6,226
Loans, net (1)	148,579	—	—	152,294	152,294
Accrued interest receivable	605	—	605	—	605
Financial liabilities:
Deposits	174,780	—	170,063	—	170,063
Borrowings	5,000		5,199		5,199

(1)	Carrying amount is net of unearned income and the allowance for loan losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Management’s discussion and analysis of financial condition at June 30, 2021 and December 31, 2020 and results of operations for the three and six months ended June 30, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item1, of this quarterly report on Form
10-Q.
Statement Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may,” “will,” “anticipate,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Prospectus dated August 7, 2018 (filed with the Securities and Exchange Commission on August 15, 2018), and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.
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

CBM Bancorp, Inc.
CBM Bancorp, Inc. a Maryland corporation is the savings and loan holding company for Chesapeake Bank of Maryland.
Our executive offices are located at 2001 East Joppa Road, Baltimore, Maryland 21234, and our telephone number is (410)
665-7600.
Our website address is
www.chesapeakebank.com
. Information on this website is not and should not be considered a part of this prospectus.
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

In response to the
COVID-19
pandemic, we provided payment relief to qualified commercial and mortgage/consumer loans customers. As of June 30, 2021, the majority of the loans granted modifications/deferrals had returned to their original payment plans without a significant impact on payment delinquencies. For additional information, see Note 4 of Notes to Consolidated Financial Statements.
The extent to which
COVID-19
impacts our business, results of operations, financial condition and prospectus will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, the effectiveness of vaccination programs for the virus, and how quickly and to what extent normal economic and operating conditions can resume. Even after the
COVID-19
outbreak has subsided, we may continue to experience adverse impacts as a result of
COVID-19’s
economic impact.
Comparison of Financial Condition at June 30, 2021 and December 31, 2020
Total Assets
. Total assets increased $15.2 million, or 6.47%, to $250.0 million at June 30, 2021 from $234.8 million at December 31, 2020. The increase in total assets was primarily due to an increase in our balances being held in interest bearing deposits in other banks, an increase in investment securities offset by a decrease in loans held for sale, as discussed in more detail below.
Cash and Cash Equivalents.
Cash and cash equivalents increased $12.2 million, or 25.63%, to $59.8 million at June 30, 2021 from $47.6 million at December 31, 2020. The increase in cash and cash equivalents was primarily in interest bearing deposits in other banks and was funded with an increase in deposits.
Time Deposits in Other Banks.
Time deposits in other banks increased by $496,000, or 7.75%, to $6.9 million at June 30, 2021 from $6.4 million at December 31, 2020. This increase was due to purchases of time deposits in other banks offset by calls of time deposits in other banks.
Investment Securities.
Investment securities increased $6.0 million, or 36.36%, to $22.5 million at June 30, 2021 from $16.5 million at December 31, 2020. The increase was due to purchases of investment securities in the amount of $9.0 offset by principal repayments and calls in the amount of $2.7 million. At June 30, 2021 all of our investment securities are classified as available for sale.
Loans Held for Sale.
Loans held for sale decreased $2.9 million to $3.2 million at June 30, 2021 compared to $6.1 million at December 31, 2020 as a result of the proceeds from the sale of loans exceeding loans originated for sale. Proceeds from the sale of loans held for sale were $22.0 million and loans originated for sale were $18.5 million for the six months ended June 30, 2021, respectively.
Net Loans.
Net loans decreased slightly to $148.5 million at June 30, 2021 compared to $148.6 million at December 31, 2020. Commercial loans increased $2.2 million, or 21.57%, to $12.4 million at June 30, 2021 from $10.8 million at December 31, 2020 which was due in part to the origination of $5.1 million in PPP loans. Our construction and land development loans increased $551,000, or 5.10%, to $11.3 million at June 30, 2021 from $10.8 million at December 31, 2020. Home equity loans and lines of credit decreased $2.5 million, or 36.23%, to $4.4 million at June 30, 2021 from $6.9 million at December 31, 2020 due to the payoff and reduction in outstanding balances for several of the larger home equity loans and lines credit loans in the portfolio.
One-to
four-family residential real estate loans and nonresidential loans remained relatively unchanged at June 30, 2021 compared to December 31, 2020.
Deposits.
Deposits increased $18.1 million, or 10.35%, to $192.9 million at June 30, 2021 from $174.8 million at December 31, 2020. Our non-interest-bearing
demand deposits increased $4.2 million, or 12.84%, to $36.9 million at June 30, 2021 from $32.7 million at December 31, 2020. Our interest-bearing demand deposits increased $2.2 million, or 8.73%, to $27.4 million at June 30, 2021 from $25.2 million at December 31, 2020. Our money market deposit accounts increased $826,000, or 7.72%, to $11.5 million at June 30, 2021 from $10.7 million at December 31, 2020. Our savings accounts increased $11.5 million, or 41.97%, to $38.9 million at June 30, 2021 from $27.4 million at December 31, 2020. Our certificates of deposit decreased $630,000, or 0.80%, to $78.2 million at June 30, 2021 from $78.8 million at December 31, 2020.
Total Stockholders’ Equity.
Total stockholders’ equity decreased by $3.4 million, or 6.34%, to $50.2 million at June 30, 2021 from $53.6 million at December 31, 2020. Earnings of $226,000 and an increase of $601,000 in additional paid in capital for the recording of stock-based compensation relating to the ESOP and the 2019 Plan were offset by a decrease of $205,000 in other comprehensive income related to interest fluctuations on the Company’s available for sale securities, a cash dividend in the amount of $1.7 million paid to stockholders and the repurchase of $2.3 million in common stock, which was part of the stock repurchase plan that was approved by the Board of Directors on August 18, 2020.
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

	For the Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$150,217	$1,844	4.92%	$168,647	$1,980	4.71%
Interest-bearing deposits in other banks	55,924	14	0.10%	21,067	5	0.10%
Time deposits in other banks	7,255	47	2.60%	7,287	53	2.92%
Investment securities	19,558	108	2.21%	23,941	190	3.18%
Federal Home Loan Bank stock	330	3	3.65%	681	7	4.12%

Total interest-earning assets	233,284	2,016	3.50%	221,623	2,235	4.09%
Non-interest-earning assets	12,536			12,260

Total assets	$245,820			$233,883

Interest bearing liabilities:
Interest-bearing demand	$27,398	$9	0.13%	$24,155	$8	0.13%
Money market	11,256	6	0.21%	10,004	5	0.20%
Savings	35,631	4	0.05%	25,944	3	0.05%
Certificates of deposit	78,459	276	1.41%	78,549	339	1.73%

Total deposits	152,744	295	0.77%	138,652	355	1.03%
Borrowed funds	5,000	12	0.96%	11,346	20	0.71%

Total interest-bearing liabilities	157,744	307	0.78%	149,998	375	1.00%

Non-interest-bearing liabilities	37,948			29,844

Total liabilities	195,692			179,842
Equity	50,128			54,041

Total liabilities and equity	$245,820			$233,883

Net interest income		$1,709			$1,860

Interest rate spread (1)			2.72%			3.09%
Net interest-earning assets (2)	$75,540			$71,625

Net interest margin (3)			2.94%			3.37%
Average interest-earning assets to average-interest bearing liabilities	147.89%			147,75%

1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest earning assets:
Loans	$149,600	$3,630	4.89%	$165,657	$3,945	4.80%
Interest-bearing deposits in other banks	53,731	27	0.10%	13,925	20	0.29%
Time deposits in other banks	7,040	94	2.69%	7,606	109	2.89%
Investment securities	18,079	218	2.43%	29,176	434	3.00%
Federal Home Loan Bank stock	364	7	3.88%	552	11	4.02%

Total interest-earning assets	228,814	3,976	3.50%	216,916	4,519	4.20%
Non-interest-earning assets	12,791			11,269

Total assets	$241,605			$228,185

Interest bearing liabilities:
Interest-bearing demand	$26,576	$18	0.14%	$23,722	$25	0.21%
Money market	10,965	12	0.22%	9,988	10	0.20%
Savings	32,454	8	0.05%	25,242	6	0.05%
Certificates of deposit	79,039	570	1.45%	79,257	683	1.74%

Total deposits	149,034	608	0.82%	138,209	724	1.06%
Borrowed funds	5,000	24	0.97%	8,349	36	0.87%

Total interest-bearing liabilities	154,034	632	0.83%	146,558	760	1.05%

Non-interest-bearing liabilities	36,561			25,530

Total liabilities	190,595			172,088
Equity	51,010			56,097

Total liabilities and equity	$241,605			$228,185

Net interest income		$3,344			$3,759

Interest rate spread (1)			2.68%			3.16%
Net interest-earning assets (2)	$74,780			$70,358

Net interest margin (3)			2.95%			3.49%
Average interest-earning assets to average-interest bearing liabilities	148.55%			148.01%

(1)	Interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and June 30, 2020
General.
Net income was $104,000 for the three months ended June 30, 2021 compared to $131,000 for the three months ended June 30, 2020, a decrease of $27,000, or 20.61%. The decrease was due to a decrease in net interest income of $152,000, or 8.00%, to $1.7 million for the three months ended June 30, 2021 from $1.9 million for the three months ended June 30, 2020, as well as an increase in non-interest
expense of $164,000, or 8.63%, to $2.0 million for three months ended June 30, 2021 from $1.9 million for the three months ended June 30, 2020 offset by a decrease in provision for loan losses of $250,000 to a $100,000 reversal of provision for loan losses for the three months ended June 30, 2021 from a provision for loan losses of $150,000 for the three months ended June 30, 2020, as discussed in more detail below.
Interest Income
. Interest and dividend income decreased $219,000, or 9.52%, to $2.0 million for the three months ended June 30, 2021 from $2.2 million for the three months ended June 30, 2020. The decrease in interest and dividend income was due to the decrease in the average yield on interest-earning assets for the three months ended June 30, 2021 compared to the average yield on interest-earning assets for the three months ended June 30, 2020 offset by an increase in average interest-earning assets for the three months ended June 30, 2021 compared to the average interest-earning assets for the three months ended June 30, 2020.
Interest and fees on loans decreased $136,000, or 6.80%, to $1.8 million for the three months ended June 30, 2021 from $2.0 million for the three months ended June 30, 2020. The decrease was due to a decrease in the average balance of our loans offset by an increase in the average yield on our loans. Our average balance of loans decreased $18.4 million, or 10.91%, to $150.2 million for the three months ended June 30, 2021 from $168.6 million for the three months ended June 30, 2020. Our average yield on loans increased 21 basis points to 4.92% for the three months ended June 30, 2021 from 4.71% for the three months ended June 30, 2020 due to the amortization of PPP deferred loan fees during the three months ended June 30, 2021. For the three months ended June 30, 2021, we had recorded income relating to the amortization of PPP deferred loan fees of approximately $151,000.
Interest and dividends on interest-bearing deposits in other banks, time deposits in other banks, and investments decreased $83,000, or 32.55%, to $172,000 for the three months ended June 30, 2021 from $255,000 for the three months ended June 30, 2020. The average balances on interest-bearing deposits in other banks, time deposits in other banks and investments increased $30.1 million to $83.1 million for the three months ended June 30, 2021 from $53.0 million for the three months ended June 30, 2020 and this increase in the average balances was driven primarily by an increase in our average interest-bearing deposits in other banks. The average rate we earned on interest-bearing deposits in other banks, time deposits in other banks and investments decreased by 111 basis points to 0.84% for the three months ended June 30, 2021 from 1.95% for the three months ended June 30, 2020 primarily due to the overall increase in our average interest-bearing deposits in other banks as of June 30, 2021, which is our lowest yielding interest-earning asset.
Interest Expense.
Interest expense decreased $68,000, or 18.13%, to $307,000 for the three months ended June 30, 2021 from $375,000 for the three months ended June 30, 2020. Our average balance of interest-bearing liabilities increased $7.7 million, or 5.13%, to $157.7 million for the three months ended June 30, 2021 from $150.0 million for the three months ended June 30, 2020. The increase was due primarily to an increase in average balances of our interest-bearing deposit accounts and our savings accounts offset by a decrease in borrowed funds. Our average rate paid on interest-bearing deposits decreased 26 basis points to 0.77% for the three months ended June 30, 2021 compared to 1.03% the three months ended June 30, 2020 due to a decrease in the average rate paid on our certificates of deposit. The average rate paid on our borrowings was 0.96 % as of June 30, 2021.
Net Interest Income
. Net interest income decreased $152,000, or 8.00%, to $1.7 million for the three months ended June 30, 2021 compared to $1.9 million for the three months ended June 30, 2020. The decrease was primarily the result of lower net interest spread and net interest margin. Our average net interest-earning assets, which represents total interest–earning assets, less total interest–bearing liabilities, increased by $3.9 million, or 5.45%, to $75.5 million for the three months ended June 30, 2021 from $71.6 million for the three months ended June 30, 2020. Our net interest rate spread decreased by 37 basis points to 2.72% for the three months ended June 30, 2021 from 3.09% for the three months ended June 30, 2020 and our net interest margin decreased by 43 basis points to 2.94% for the three months ended June 30, 2021 from 3.37% for the three months ended June 30, 2020.
Provisions for Loan Losses
. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual
loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan losses as required in order to maintain the allowance.
Provision for loan losses decreased $250,000 to a reversal of provision for loan losses of $100,000 for the three months ended June 30, 2021 from a provision for loan losses for the three months ended June 30, 2020 of $150,000. The decrease in provision for loan losses to a was due to a decrease in the qualitative factors across the entire loan portfolio during the three months ended June 30, 2021. During the three months ended June 30, 2020, we had increased the qualitative factors, including current economic conditions, adequacy of underlying collateral and the financial strength of our borrowers, due to the uncertainty that existed related to the
COVID-19
pandemic. The impact of those qualitative factors was cautiously evaluated given the ongoing impacts of the
COVID-19
pandemic on economic activity and a reduction in those qualitative factors reflects improvements in those economic conditions. We did not record any charge-offs for three months ended June 30, 2021 or for the three months ended June 30, 2020.
Non-performing
loans totaled $253,000 at June 30, 2021 compared to $494,000 at June 30, 2020. The decrease of $241,000 in non-performing
loans was primarily the result of a decrease in
one-to
four-family residential loans. Our
non-performing
loans to total loans decreased to 0.10% at June 30, 2021 from 0.30% at June 30, 2020. We have provided for losses that are probable and reasonably estimable at June 30, 2021.
Non-Interest
Income.
Non-interest
income increased by $31,000, or 9.09%, to $372,000 for the three months ended June 30, 2021 from $341,000 for the three months ended June 30, 2020. The increase was primarily due to an increase of $112,000 in gain on sale of loans to $284,000 for the three months ended June 30, 2021 from $172,000 for the three months ended June 30, 2020 offset by the gain on sale of investments of $97,000 that occurred during the three months ended June 30, 2020.
Non-Interest
Expense.
Non-interest
expense increased by $164,000, or 8.63%, to $2.0 million for the three months ended June 30, 2021 from $1.9 million for the three months ended June 30, 2020. Professional fees increased $37,000, or 28.03%, to $169,000 for the three months ended June 30, 2021 from $132,000 for the three months ended June 30, 2020 primarily due to higher levels of consulting expenses during the three months ended June 30, 2021 relating to the Company’s public company status. FDIC premiums and regulatory expenses increased $12,000, or 70.59%, to $29,000 for the three months ended June 30, 2021 from $17,000 for the three months ended June 30, 2020 due to the FDIC awarding small banks credits for a portion of their assessment during the second quarter of 2020. Marketing expenses increased $19,000 to $31,000 for the three months ended June 30, 2021 compared to $12,000 for the three months ended June 30, 2020 due to an increase in marketing outlays during the second quarter of 2021 compared to 2020. Provision for losses and costs on foreclosed real estate increased by $104,000 to $179,000 for the three months ended June 30, 2021 from $75,000 for the three months ended June 30, 2020 due to the sale of foreclosed real estate during the three months ended June 30, 2021 resulting in a loss of $173,000 compared to a writedown in the valuation of foreclosed real estate of $70,000 during the three months ended June 30, 2020. Other operating expenses increased by $15,000, or 8.98%, to $182,000 for the three months ended June 30, 2021 from $167,000 for the three months ended June 30, 2020 primarily due to an increase in ATM expenses and an increase in software maintenance costs.
Income Tax Expense.
Income tax expense decreased by $9,000, or 15.00%, to $51,000 for the three months ended June 30, 2021 from $60,000 for the three months ended June 30, 2020. The effective tax rate was 32.94% and 31.51% for the three months ended June 30, 2021 and 2020, respectively. Income before taxes decreased by $35,000, or 18.32%, to $156,000 for the three months ended June 30, 2021 compared to $191,000 for the three months ended June 30, 2020.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and June 30, 2020
General.
Net income was $226,000 for the six months ended June 30, 2021 compared to $304,000 for the six months ended June 30, 2020. The decrease of $78,000, or 25.66%, was due primarily to a decrease in net interest income, an increase in non-interest
expense offset by a decrease in provision for loan losses and an increase in non-interest
income. Net interest income decreased by $417,000, or 10.97%, to $3.3 million for the six months ended June 30, 2021 compared to $3.8 million for the six months ended June 30, 2020.
Non-interest
expense increased by $273,000, or 7.58%, to $3.8 million for the six months ended June 30, 2021 compared to $3.6 million for the six months ended June 30, 2020. The provision for loan losses decreased $425,000 to a $100,000 reversal of provision for loan losses for the six months ended June 30, 2021 from a provision for loan losses of $325,000 for the six months ended June 30, 2020.
Non-interest
income increased $165,000, or 28.16%, to $751,000 for the six months ended June 30, 2021 compared to $586,000 for the six months ended June 30, 2020, as discussed in more detail below.
Interest Income
. Interest and dividend income decreased $545,000, or 12.11%, to $4.0 million for the six months ended June 30, 2021 compared to $4.5 million for the six months ended June 30, 2020. The average interest-earning assets for the six months ended June 30, 2021 increased compared to the average interest-earning assets for the six months ended June 30, 2020 however the average yield on interest-earning assets decreased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Interest and fees on loans decreased $316,000, or 8.10%, to $3.6 million for the six months ended June 30, 2021 from $3.9 million for the six months ended June 30, 2020. The decrease was primarily due to a decrease in the average balance of our loans offset by an increase in the average yield on our loans. Our average balance of loans decreased $16.1 million, or 9.72%, to $149.6 million for the six months ended June 30, 2021 from $165.7 million for the six months ended June 30, 2020. Our average yield on loans increased 9 basis points to 4.89% for the six months ended June 30, 2021 from 4.80% for the six months ended June 30, 2020, due to the amortization of PPP deferred loan fees during the six months ended June 30, 2021. For the six months ended June 30, 2021, we had recorded income relating to the amortization of PPP deferred loan fees of approximately $233,000.
Interest and dividends on interest-bearing deposits in other banks, time deposits in other banks, and investments decreased $229,000, or 39.90%, to $345,000 for the six months ended June 30, 2021 from $574,000 for the six months ended June 30, 2020. The average balances on interest-bearing deposits in other banks, time deposits in other banks and investments increased $27.9 million, or 54.39%, to $79.2 million for the six months ended June 30, 2021 from $51.3 million for the six months ended June 30, 2020 and this increase in the average balances was driven primarily by a decrease in our average balances of loans offset by an increase in our average deposits. The average rate we earned on interest-bearing deposits in other banks, time deposits in other banks and investments decreased 138 basis points to 0.88% for the six months ended June 30, 2021 from 2.26% for the six months ended June 30, 2020 primarily due to our interest-bearing deposits in other banks repricing due to federal funds rate decreases that occurred during the six months ended June 30, 2020, the overall increase in our average interest-bearing deposits in other banks as of June 30, 2021 which is our lowest yielding interest-earning asset, as well as decreases in the average yield on our investment portfolio after the sales and calls of higher yielding investment securities during the six months ended June 30, 2020.
Interest Expense.
Interest expense decreased $128,000, or 16.84%, to $632,000 for the six months ended June 30, 2021 from $760,000 for the six months ended June 30, 2020. Our average balance of interest-bearing liabilities increased $7.4 million, or 5.05%, to $154.0 million for the six months ended June 30, 2021 from $146.6 million for the six months ended June 30, 2020. The increase was due primarily to an increase in savings accounts and interest-bearing demand deposit accounts offset by a decrease in borrowings. Our average rate paid on interest-bearing deposits decreased 24 basis points to 0.82% for the six months ended June 30, 2021 from 1.06% for the six months ended June 30, 2020 primarily due to a decrease in the average rate paid on certificates of deposit. The average rate paid on our borrowings was 0.97% as of June 30, 2021.
Net Interest Income
. Net interest income decreased $417,000, or 10.97%, to $3.3 million for the six months ended June 30, 2021 compared to $3.8 million for the three months ended June 30, 2020. The decrease was primarily the result of lower net interest spread and net interest margin. Our average net interest-earning assets, which represents total interest–earning assets, less total interest–bearing liabilities, increased by $4.4 million, or 6.25%, to $74.8 million for the six months ended June 30, 2021 from $70.4 million for the six months ended June 30, 2020. Our net interest rate spread decreased by 48 basis points to 2.68% for the six months ended June 30, 2021 from 3.16% for the six months ended June 30, 2020 and our net interest margin decreased by 54 basis points to 2.95% for the six months ended June 30, 2021 from 3.49% for the six months ended June 30, 2020.

Provisions for Loan Losses
. Provision for loan losses decreased $425,000 to a reversal of provision of $100,000 for the six months ended June 30, 2021 from a provision for loan losses of $325,000 for the six months ended June 30, 2020. The decrease in provision for loan losses was due to a decrease in the qualitative factors across the entire loan portfolio during the six months ended June 30, 2021. During the six months ended June 30, 2020, we had increased the qualitative factors, including current economic conditions, adequacy of underlying collateral and the financial strength of our borrowers, due to the uncertainty that existed related to the
COVID-19
pandemic. The impact of those qualitative factors was cautiously evaluated given the ongoing impacts of the
COVID-19
pandemic on economic activity and a reduction in those qualitative factors reflects improvements in those economic conditions. We did not record any charge-offs for six months ended June 30, 2021 and recorded $3,000 in net charge-offs for the six months ended June 30, 2020.
Non-performing
loans totaled $253,000 at June 30, 2021 compared to $494,000 at June 30, 2020. The decrease of $241,000 in non-performing
loans was primarily the result of a decrease in
one-to
four-family residential loans. Our
non-performing
loans to total loans decreased to 0.10% at June 30, 2021 from 0.30% at June 30, 2020. We have provided for losses that are probable and reasonably estimable at June 30, 2021.
Non-Interest
Income.
Non-interest
income increased by $165,000, or 28.16%, to $751,000 for the six months ended June 30, 2021 from $586,000 for the six months ended June 30, 2020. The increase was primarily due to an increase of $300,000 in gain on sale of loans to $587,000 for the six months ended June 30, 2021 from $287,000 for the six months ended June 30, 2020 offset by the gain on sale of investments of $143,000 recorded for the six months ended June 30, 2020.
Non-Interest
Expense.
Non-interest
expense increased by $273,000, or 7.58%, to $3.8 million for the six months ended June 30, 2021 from $3.6 million for the six months ended June 30, 2020. FDIC premiums and regulatory expenses increased $25,000, or 75.76%, to $58,000 for the six months ended June 30, 2021 from $33,000 for the six months ended June 30, 2020 due to the FDIC awarding small banks credits for a portion of their assessment during the first and second quarters of 2020. Marketing expenses increased $26,000, or 89.66%, to $55,000 for the six months ended June 30, 2021 compared to $29,000 for the six months ended June 30, 2020 due to increases in marketing outlays during the first and second quarters of 2021. Provision for losses and costs on foreclosed real estate increased by $104,000 to $182,000 for the six months ended June 30, 2021 from $78,000 for the six months ended June 30, 2020 due to the sale of foreclosed real estate resulting in a loss of $173,000 during the six months ended June 30, 2021 compared to a writedown in the valuation of the foreclosed real estate of $70,000 during the six months ended June 30, 2020. Other operating expenses increased by $25,000, or 7.25%, to $370,000 for the six months ended June 30, 2021 from $345,000 for the six months ended June 30, 2020 primarily due to an increase in ATM expenses and an increase in software maintenance costs.
Income Tax Expense.
Income tax expense decreased by $21,000, or 14.89%, to $120,000 for the six months ended June 30, 2021 from $141,000 for the six months ended June 30, 2020. The effective tax rate was 34.65% and 31.66% for the six months ended June 30, 2021 and 2020, respectively. The decrease in tax expense was the result of a decrease in income before income taxes of $99,000, or 22.25%, to $346,000 for the six months ended June 30, 2021 from $445,000 for the six months ended June 30, 2020. The increase in the effective tax rate was due to the increase in non-deductible
compensation expense relating to the 2019 Equity Incentive Plan relative to the income before income taxes during the six months ended June 30, 2021 compared to the income before income taxes during the six months ended June 30, 2020.
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

Our most liquid assets are cash and cash equivalents, which include interest-bearing deposits in other banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2021, cash and cash equivalents totaled $59.8 million, which included $916,000 in cash and due from banks and interest-bearing deposits in other banks of $58.9 million. Time deposits in other banks and securities classified as available-for-sale,
which provide additional sources of liquidity, totaled $6.9 million and $22.5 million, respectively at June 30, 2021.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $ 2.9 million and $(20,000) for the six months ended June 30, 2021 and 2020, respectively. Net cash (used in) provided by investing activities, which consists primarily of disbursements for loan originations and the purchases of securities, offset by principal collections on loans, proceeds from sales and maturing securities and pay-downs
on mortgage-backed securities was $(5.5) million and $8.8 million for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts and borrowings, as well as the repurchase of common stock and payment of dividends was $14.8 million and $13.8 million for the six months ended June 30, 2021 and 2020, respectively.
We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2021 totaled $36.9 million, or 19.13% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance
sheet items to broad risk categories. At June 30, 2021, Chesapeake Bank of Maryland exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Historical and Pro Forma Regulatory Capital Compliance.”
Off-Balance
Sheet Arrangements
As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet
risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2021, we had outstanding commitments to originate loans of $28.0 million. We anticipate that we will have sufficient funds available to meet our current lending commitments.
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
Item 2 – Unregistered Sales of Equity Securities and Use or Proceeds
For information regarding stock repurchases during the quarter and six months ended June 30, 2021, see Note 10 of Notes to Consolidated Financial Statements which is incorporated by reference.
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
10-Q
for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBM BANCORP, INC.

Dated: August 13, 2021	By:	/s/ Joseph M. Solomon
Joseph M. Solomon
President
(principal executive officer)

Dated: August 13, 2021	By:	/s/ Jodi L. Beal
Jodi L. Beal
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)